Form 10-Q
period 2012-03-31
Rose Rock Midstream, L.P.
filed 2012-05-09
CIK 1527622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-35365

ROSE ROCK MIDSTREAM, L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2934823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Two Warren Place

6120 S. Yale Avenue, Suite 700

Tulsa, OK 74136-4216

(Address of principal executive offices and zip code)

(918) 524-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

At May 1, 2012, there were 8,389,709 common units and 8,389,709 subordinated units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements

Certain matters contained in this Form 10-Q include “forward-looking statements.” All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Part II, Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the “SEC”), and the following:

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

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

As used in this Form 10-Q, and unless the context indicates otherwise, the terms (i) the “Partnership,” “Rose Rock,” “we,” “our,” “us” or like terms, refer to Rose Rock Midstream, L.P., its subsidiaries and its predecessor; (ii) “SemGroup” refers to SemGroup Corporation (NYSE: SEMG), SemGroup, L.P., and their subsidiaries and affiliates, other than our general partner and us; (iii) “Rose Rock GP” or our “general partner” refer to Rose Rock Midstream GP, LLC; and (iv) “unitholders” refer to our common and subordinated unitholders, and not our general partner.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROSE ROCK MIDSTREAM, L.P.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(unaudited) March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,231	$9,709
Accounts receivable (net of allowance of $184 at March 31, 2012 and December 31, 2011)	215,187	131,655
Receivable from affiliates	6,075	2,210
Inventories	16,910	21,803
Other current assets	658	1,205

Total current assets	244,061	166,582

Property, plant and equipment (net of accumulated depreciation of $25,578 at March 31, 2012 and $22,611 at December 31, 2011)	277,392	276,246
Other assets, net	2,642	2,666

Total assets	$524,095	$445,494

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$195,251	$125,681
Payable to affiliates	10,200	7,991
Accrued liabilities	4,331	4,708
Other current liabilities	2,707	2,173

Total current liabilities	212,489	140,553

Long-term debt	80	87
Commitments and contingencies (Note 4)
Partners’ Capital:
Common units - public (7,000,000 units issued and outstanding at March 31, 2012 and December 31, 2011)	130,295	127,531
Common units - SemGroup (1,389,709 units issued and outstanding at March 31, 2012 and December 31, 2011)	38,274	37,739
Subordinated units - SemGroup (8,389,709 units issued and outstanding at March 31, 2012 and December 31, 2011)	136,728	133,487
General partner	6,229	6,097

Total Partners’ Capital	311,526	304,854

Total liabilities and partners’ capital	$524,095	$445,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues, including revenues from affiliates (Note 7):
Product	$169,386	$74,257
Service	10,334	9,423
Other	(5)	111

Total revenues	179,715	83,791
Expenses, including expenses from affiliates (Note 7):
Costs of products sold, exclusive of depreciation and amortization shown below	160,508	66,000
Operating	5,227	4,664
General and administrative	2,703	2,357
Depreciation and amortization	2,967	2,683

Total expenses	171,405	75,704

Operating income	8,310	8,087
Other expenses:
Interest expense	480	483
Other expense	72	—

Total other expenses	552	483

Net income	$7,758	$7,604

General partner’s interest in net income	$155
Common unitholders’ interest in net income	$3,801.5
Subordinated unitholders’ interest in net income	$3,801.5
Earnings per limited partner unit:
Common unit (basic and diluted)	$0.45
Subordinated unit (basic and diluted)	$0.45
Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	8,390
Subordinated units (basic and diluted)	8,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$7,758	$7,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,967	2,683
Loss on disposal of long-lived assets, net	—	2
Amortization of debt issuance costs	85	—
Recovery of uncollectible accounts receivable	—	(300)
Non-cash compensation expense	61	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(83,532)	(4,071)
Decrease (increase) in receivable from affiliates	(3,865)	(129)
Decrease (increase) in inventories	4,714	(5,358)
Decrease (increase) in margin deposits	311	2,180
Decrease (increase) in other current assets	90	139
Decrease (increase) in other assets	(20)	—
Increase (decrease) in accounts payable and accrued liabilities	68,834	24,010
Increase (decrease) in payable to affiliates	2,211	2
Change in net derivative asset / liability	146	(1,589)

Net cash provided by (used in) operating activities	(240)	25,173

Cash flows from investing activities:
Capital expenditures	(3,044)	(1,528)
Proceeds from sale of long-lived assets	—	3

Net cash used in investing activities	(3,044)	(1,525)

Cash flows from financing activities:
Change in book overdrafts	—	289
Debt issuance costs	(41)	—
Borrowings on debt and other obligations	53,000	—
Principal payments on debt and other obligations	(53,000)	—
Principal payments on capital lease obligations	(6)	—
Net distributions to Partners	(1,147)	(24,240)

Net cash used in financing activities	(1,194)	(23,951)

Net decrease in cash and cash equivalents	(4,478)	(303)
Cash and cash equivalents at beginning of period	9,709	303

Cash and cash equivalents at end of period	$5,231	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW

Rose Rock Midstream, L.P. is a Delaware limited partnership. Rose Rock Midstream, L.P. was formed in August 2011. On November 29, 2011, SemGroup Corporation contributed a wholly-owned subsidiary, Rose Rock Midstream Crude, L.P. (formerly known as SemCrude, L.P.), to Rose Rock Midstream, L.P., in return for limited partner interests, general partner interests, and certain incentive distribution rights in Rose Rock Midstream, L.P. On December 14, 2011, Rose Rock Midstream, L.P. completed an initial public offering in which it sold 7,000,000 common units representing limited partner interests.

The general partner of Rose Rock Midstream, L.P. is Rose Rock Midstream GP, LLC, which is a wholly-owned subsidiary of SemGroup Corporation. SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry. SemGroup Corporation is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.

The terms “we,” “our,” “us,” “Rose Rock,” the “Partnership” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to Rose Rock Midstream, L.P, its subsidiaries, and its predecessor. The term “SemGroup” refers to SemGroup Corporation, SemGroup, L.P., and their other controlled subsidiaries, including Rose Rock Midstream GP, LLC.

Basis of presentation

These condensed consolidated financial statements of Rose Rock Midstream, L.P. include the activity of its predecessor prior to November 29, 2011. The predecessor included Rose Rock Midstream Crude, L.P. (“Rose Rock Crude”), a wholly-owned subsidiary of SemGroup Corporation (exclusive of Rose Rock Crude’s ownership interests in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in the White Cliffs Pipeline). Subsequent to November 29, 2011, these condensed consolidated financial statements include the accounts of Rose Rock Midstream, L.P. and its controlled subsidiaries, which include Rose Rock Crude.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC. These condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated.

These condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2011 is derived from audited financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

SemGroup bankruptcy

On July 22, 2008 (the “Petition Date”), SemGroup, L.P., SemCrude, L.P. (“SemCrude”), and Eaglwing, L.P. (“Eaglwing”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the “Plan of Reorganization”). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which creates common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. We adopted this guidance on January 1, 2012. The impact of adoption was not material.

2.	FINANCIAL INSTRUMENTS

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

We record certain commodity derivative assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of these assets and liabilities at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Level 1	Netting*	Total
Assets	$24	$(8)	$16
Liabilities	8	(8)	—

Net assets at fair value	$16	$—	$16

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	FINANCIAL INSTRUMENTS, Continued

	December 31, 2011
	Level 1	Netting*	Total
Assets	$393	$(231)	$162
Liabilities	231	(231)	—

Net assets at fair value	$162	$—	$162

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

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

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. For 2011, these included physical fixed price purchases and sales forward contracts with an affiliate for which there was not a highly liquid OTC market, and therefore were not included in Level 1 or Level 2 above.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2012, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.

There were no financial assets or liabilities classified as Level 3 during the three months ended March 31, 2012. The following table reconciles changes in the fair value of commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Beginning balance	$—	$1,619
Total gain (realized and unrealized) included in product revenues	—	2,168
Settlements	—	(1,337)

Ending balance	$—	$2,450

Amount of total gain included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$2,450

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	FINANCIAL INSTRUMENTS, Continued

The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (amounts in thousands of barrels):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Sales	383	3,413
Purchases	451	3,533

We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of the derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities. The fair value of our commodity derivative assets and liabilities recorded to other current assets and other current liabilities was as follows (in thousands):

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$16	$—	$162	$—

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Commodity contracts	$(1,125)	$810

3.	LONG-TERM DEBT

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

At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. Until the date the financial statements relating to the quarter ending March 31, 2012 have been delivered, the applicable margin relating to any Eurodollar rate loan will be 2.25%, and with respect to any ABR loan will be 1.25%. After such financial statements have been delivered, the applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio. At March 31, 2012, we did not have any outstanding borrowings on this facility.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

3.	LONG-TERM DEBT, Continued

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio specified in the credit agreement. At March 31, 2012, there were $29.8 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At March 31, 2012, we had $9 million of Secured Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.

We paid $1.7 million in fees to lenders and advisors which was recorded in other noncurrent assets and is being amortized over the life of the agreement. We recorded $0.5 million of interest expense during the three months ended March 31, 2012 related to this facility, including amortization of debt issuance costs.

The credit agreement includes customary representations and warranties and affirmative and negative covenants. The covenants in the agreement include limitations on creation of new indebtedness and liens, entry into sale and lease-back transactions, investments, and fundamental changes including mergers and consolidations, dividends and other distributions, material changes in our business and modifying certain documents. The agreement also requires the maintenance of a specified consolidated leverage ratio of no more than 4.5 to 1.0 (or 5.0 to 1.0 during a temporary period from the date of funding of the purchase price of certain acquisitions (as described in the credit facility) until the last day of the third fiscal quarter following such acquisitions) and an interest coverage ratio of no less than 2.5 to 1.0. In addition, the agreement prohibits any commodity transactions that are not permitted by our Comprehensive Risk Management Policy.

The credit agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the agreement from time to time, including in respect to letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of us and our restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of, or actual invalidity of, certain loan documents. A default under the credit agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

The credit agreement restricts our ability to make certain types of payments relating to our units, including the declaration or payment of cash distributions, provided that we may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is guaranteed by all of our material domestic subsidiaries and secured by a lien on substantially all of our property and assets, subject to customary exceptions. At March 31, 2012, we were in compliance with the terms of the credit agreement.

At March 31, 2012, we had $80 thousand of capital lease obligations reported as long-term debt on the consolidated balance sheet.

4.	COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a)	Confirmation order appeals

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

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	COMMITMENTS AND CONTINGENCIES, Continued

On November 4, 2009, Manchester filed a notice of appeal of the confirmation order. On December 4, 2009, Manchester’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On February 18, 2011, the District Court granted SemGroup’s motion to dismiss the appeal. On March 22, 2011, Manchester filed a notice to appeal this order. On January 2, 2012, the United States Court of Appeals affirmed the judgment of the District Court to dismiss the appeal and the deadline for filing any petition for re-hearing or review has passed without further action by Manchester.

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. Briefing on this matter is complete but the motion to dismiss has not been ruled upon by the District Court. While SemGroup believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

(b)	Claims reconciliation process

A large number of parties have made claims against SemGroup for obligations alleged to have been incurred prior to the Petition Date. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order SemGroup has begun making distributions to the claimants. SemGroup continues to attempt to settle unresolved claims.

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

The Kansas Department of Health and Environment (“KDHE”) initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that KDHE believed, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. SemGroup has

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	COMMITMENTS AND CONTINGENCIES, Continued

conducted phase II investigations at all sites. Three of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appear to have ground water contamination that may require further delineation and/or on-going monitoring. Work plans have been submitted to, and approved by, the KDHE. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. SemGroup responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. SemGroup continued to respond to requests for information and to review documentation provided by Blueknight. On February 14, 2012, Blueknight filed suit against SemGroup in the District Court of Oklahoma County, Oklahoma in connection with this claim. On May 1, 2012, the court approved our motion to transfer this case to Tulsa County, Oklahoma. SemGroup believes this matter is without merit and will vigorously defend their position; however, SemGroup cannot reliably predict the outcome. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

Asset retirement obligations

We may be subject to removal and restoration costs upon retirement of our facilities. However, we are unable to predict when, or if, our pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, we have not recorded a liability or corresponding asset, as both the amount and timing of such potential future costs are indeterminable.

Other matters

We are party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, and other arrangements, will not have a material effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our consolidated liabilities may change materially as circumstances develop.

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2012, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	53	$4,975
Fixed price sales	128	$13,382
Floating price purchases	31,585	$3,240,715
Floating price sales	31,846	$3,330,409

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

Unaudited condensed consolidated statement of changes in partners’ capital

The following table shows the changes in our consolidated partners’ capital accounts from December 31, 2011 to March 31, 2012 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	General Partner Interest	Total Partners’ Capital
Balance at December 31, 2011	$127,531	$37,739	$133,487	$6,097	$304,854
Net income	3,173	628	3,802	155	7,758
Distributions	(470)	(93)	(561)	(23)	(1,147)
Non-cash compensation expense	61	—	—	—	61

Balance at March 31, 2012	$130,295	$38,274	$136,728	$6,229	$311,526

Distribution rights

We intend to pay a minimum quarterly distribution of $0.3625 per unit, to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We refer to this cash as “available cash,” and it is defined in our partnership agreement. Our ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.

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

If cash distributions to our unitholders exceed $0.416875 per unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” The following table summarizes the incentive distribution levels:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit Target Amount		Unitholders	General Partner Interest	Incentive Distribution Rights
Minimum Quarterly Distribution		$0.3625	98.0%	2.0%	—
First Target Distribution	above $0.3625	up to $0.416875	98.0%	2.0%	—
Second Target Distribution	above $0.416875	up to $0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above $0.453125	up to $0.54375	75.0%	2.0%	23.0%
Thereafter		above $0.54375	50.0%	2.0%	48.0%

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Distribution declared in January 2012

On January 23, 2012, we declared a distribution of $0.0670 (calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering). This distribution was paid on February 13, 2012 to unitholders of record as of February 3, 2012.

Distribution declared in April 2012

On April 24, 2012, we declared a distribution of $0.3725 per unit, or $1.49 per unit on an annualized basis. This is a 2.8% increase over the prior quarter on an annualized basis and marks the first increase in the distribution to our limit partner unitholders. This distribution will be paid on May 15, 2012 to all unitholders of record as of May 7, 2012.

Equity incentive plan

On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. At March 31, 2012, there are 38,359 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-management directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations.

The holders of these restricted units are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. At March 31, 2012, the value of the UUD’s was approximately $2.5 thousand. This is equivalent to approximately 107 common units based on the quarter end close of business market price of our common units of $23.84 per unit.

6.	EARNINGS PER LIMITED PARTNER UNIT

Net income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated to the general partner.

Basic and diluted earnings per limited partner unit is determined by dividing net income allocated to the limited partners by the weighted average number of limited partner units for such class outstanding during the period. Diluted earnings per limited partner unit reflects, where applicable, the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as restricted unit awards, were exercised, settled or converted into such units. At March 31, 2012, the dilutive effect of our restricted stock awards was immaterial.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	EARNINGS PER LIMITED PARTNER UNIT, Continued

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2012 (amounts in thousands, except per unit data):

Three Months Ended March 31, 2012
Net income	$7,758
Less: General partner’s incentive distribution earned (*)	—
Less: General partner’s 2.0% ownership	155

Net income allocated to limited partners	$7,603

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$3,801.5
Net income allocable to subordinated units	$3,801.5

Net income allocated to limited partners	$7,603

Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of limited partner common units outstanding	8,390
Effect of dilutive securities	0

Basic & diluted weighted average number of limited partner common units outstanding	8,390

Basic weighted average number of subordinated units outstanding	8,390

Basic & diluted net income per limited partner unit:
Common units	$0.45

Subordinated units	$0.45

(*)	Based on the amount of the distributions declared per common and subordinated unit related to earnings for the three months ended March 31, 2012, our general partner was not entitled to receive any incentive distribution for this period.

7.	RELATED PARTY TRANSACTIONS

Direct employee expenses

We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $2.9 million and $2.5 million during the three months ended March 31, 2012 and 2011, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our consolidated statements of income.

Allocated expenses

SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $1.2 million and $1.3 million during the three months ended March 31, 2012 and 2011, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	RELATED PARTY TRANSACTIONS, Continued

SemGroup credit facilities

SemGroup was a borrower under various credit agreements during the periods included in these financial statements. Prior to our initial public offering, SemCrude, along with other subsidiaries of SemGroup, served as subsidiary guarantors under certain of these agreements. SemGroup did not allocate this debt to its subsidiaries, and our statements of income do not include any allocated interest expense, prior to our initial public offering. SemGroup did not charge us interest expense on intercompany payables.

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

NGL Energy

SemGroup acquired certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner on November 1, 2011. During the three months ended March 31, 2012, we made purchases of natural gasoline and condensate from NGL Energy in the amount of $14.4 million.

SemStream

We purchased condensate from SemStream, L.P. (“SemStream”), which is also a wholly-owned subsidiary of SemGroup. Certain of these purchases were fixed price forward purchases, which we recorded at fair value at each balance sheet date, with the unrealized gains being recorded to revenue. Our transactions with SemStream consisted of the following (amounts in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Sales	$—	$831
Purchases	$—	$12,917

SemGas

We purchase condensate from SemGas, L.P. (“SemGas”), which is also a wholly-owned subsidiary of SemGroup. Our purchases from SemGas included the following (amounts in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Purchases	$2,730	$1,511

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	RELATED PARTY TRANSACTIONS, Continued

White Cliffs

SemGroup owns 51% of White Cliffs and exercises significant influence over it. We generated revenues from White Cliffs of $0.6 million and $0.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Legal Services

The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. Rose Rock paid $125,453 and $77,399 in legal fees and related expenses to this law firm during the three months ended March 31, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Overview of Business

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

We own and operate all of our assets, which include:

•	7.0 million barrels of crude oil storage capacity in Cushing;

•

a 640-mile crude oil gathering and transportation pipeline system with over 560,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, and an additional 100,000 barrels of storage currently under construction;

•

a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we marketed an average of 8,200 barrels of crude oil per day for the three months ended March 31, 2012; and

•

a modern, ten-lane crude oil truck unloading facility with 220,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of SemGroup’s White Cliffs Pipeline, with an additional six truck unloading lanes and 10,000 barrels of storage expected to be completed by the end of 2012.

For the three months ended March 31, 2012, approximately 70% of our adjusted gross margin was generated from fee-based services or fixed-margin transactions. For a definition of adjusted gross margin and a reconciliation of adjusted gross margin to operating income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”), please see “Non-GAAP Financial Measures”.

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

Adjusted Gross Margin

We view adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of crude oil, and our fixed-margin and marketing operations, which do. In particular, adjusted gross margin provides a way to compare the actual transportation fee received under fixed-fee contracts with the effective transportation fee realized through a fixed-margin transaction. In addition, adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and cost of products sold. See “Non-GAAP Financial Measures”.

Operating Expenses

Our management seeks to maximize the profitability of our operations, in part, by minimizing operating expenses. These expenses are comprised of salary and wage expense, utility costs, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.

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

Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes

In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system, we provide transportation services on a fee basis or pursuant to fixed-margin transactions, but in either case, the adjusted gross margin we generate is dependent on the volume of crude oil transported (if on a fee basis) or purchased and sold (if pursuant to a fixed-margin transaction). We refer to these volumes, in the aggregate, as transportation volumes. Similarly, on our Kansas and Oklahoma system, and through our Bakken Shale operations, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts. We refer to the crude oil volumes purchased and sold in our marketing operations as marketing volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.

How We Generate Adjusted Gross Margin

We generate adjusted gross margin by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from our fee-based services are included in service revenue, and revenues from our fixed-margin and marketing activities are included in product revenue.

The following table shows the adjusted gross margin generated by our storage, transportation and marketing activities for the three months ended March 31, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$7,410	$4,357	$166,175	$1,773	$179,715
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	(160,508)	—	(160,508)
Less: Unrealized loss on derivatives	—	—	146	—	146

Adjusted gross margin	$7,410	$4,357	$5,813	$1,773	$19,353

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the adjusted gross margin generated by our storage, transportation and marketing activities for the three months ended March 31, 2011 (in thousands):

	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$6,402	$4,379	$71,822	$1,188	$83,791
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	(66,000)	—	(66,000)
Less: Unrealized gain on derivatives	—	—	(1,589)	—	(1,589)

Adjusted gross margin	$6,402	$4,379	$4,233	$1,188	$16,202

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Fee-Based Services

We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended March 31, 2012 and 2011, approximately 53% and 59%, respectively, of our adjusted gross margin was generated by providing fee-based services to customers.

Fixed-Margin Transactions

We purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended March 31, 2012 and 2011, approximately 17% and 15%, respectively, of our adjusted gross margin was generated through fixed-margin transactions.

Marketing Activities

We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended March 31, 2012 and 2011, approximately 30% and 26%, respectively, of our adjusted gross margin was generated through marketing activities.

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

More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices to protect our adjusted gross margin on our purchased crude oil. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales by selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or entering into futures and swaps contracts on the NYMEX or over-the-counter markets.

Selected Consolidated Financial and Operating Data

The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statements of income data and cash flow for the three months ended March 31, 2012 and 2011 have been derived from our unaudited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

The following table presents the non-GAAP financial measures of adjusted gross margin and adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance and, in the case of adjusted EBITDA, our liquidity. Adjusted gross margin and adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of adjusted gross margin and adjusted EBITDA and a reconciliation of operating income to adjusted gross margin, of net income to adjusted EBITDA and of net cash provided by (used in) operating activities to adjusted EBITDA, their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$179,715	$83,791
Operating income	$8,310	$8,087
Net income	$7,758	$7,604
Net income per common unit (basic and diluted)	$0.45	N/A
Net income per subordinated unit (basic and diluted)	$0.45	N/A
Distributions paid per unit	$0.0670	N/A
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$(240)	$25,173
Investing activities	$(3,044)	$(1,525)
Financing activities	$(1,194)	$(23,951)
Other financial data:
Adjusted gross margin	$19,353	$16,202
Adjusted EBITDA	$11,412	$8,883
Capital expenditures	$3,044	$1,528
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.0	4.7
Percent of Cushing capacity contracted (as of end of period)	96%	95%
Transportation volumes (average Bpd)	44,800	27,200
Marketing volumes (average Bpd)	22,700	10,300
Unloading/Platteville volumes (average Bpd)	42,400	29,300

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

The following table presents a reconciliation of: (i) operating income to adjusted gross margin, (ii) net income to adjusted EBITDA, and (iii) net cash provided by (used in) operating activities to adjusted EBITDA, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited; in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$8,310	$8,087
Add:
Unrealized (gain) loss on derivatives, net	146	(1,589)
Operating expense	5,227	4,664
General and administrative	2,703	2,357
Depreciation and amortization	2,967	2,683

Adjusted gross margin	$19,353	$16,202

Reconciliation of net income to adjusted EBITDA:
Net income	$7,758	$7,604
Add:
Interest expense	480	483
Depreciation and amortization	2,967	2,683
Unrealized (gain) loss on derivatives, net	146	(1,589)
Non-cash compensation expense	61	—
Recovery of uncollectible Accounts receivable	—	(300)
(Gain) loss on impairment or sale of assets	—	2

Adjusted EBITDA	$11,412	$8,883

Reconciliation of net cash provided by (used in) operating activities to adjusted EBITDA:
Net cash provided by (used in) operating activities	$(240)	$25,173
Less:
Changes in assets and liabilities	(11,257)	16,773
Add:
Interest expense, excluding amortization of debt issuance costs	395	483

Adjusted EBITDA	$11,412	$8,883

Results of Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited, in thousands except per unit data)
Statement of income data:
Revenues, including revenues from affiliates:
Product	$169,386	$74,257
Service	10,334	9,423
Other	(5)	111

Total revenues	179,715	83,791
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization shown below	160,508	66,000
Operating	5,227	4,664
General and administrative	2,703	2,357
Depreciation and amortization	2,967	2,683

Total expenses	171,405	75,704

Operating income	8,310	8,087
Other expenses:
Interest expense	480	483
Other expense	72	—

Total other expenses	552	483

Net income	$7,758	$7,604

Net income per common unit (basic and diluted)	$0.45	N/A
Net income per subordinated unit (basic and diluted)	$0.45	N/A
Distribution paid per unit	$0.0670	N/A
Adjusted gross margin (1)	$19,353	$16,202
Adjusted EBITDA (1)	$11,412	$8,883

(1)	For a definition of adjusted gross margin, adjusted EBITDA and a reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income. However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods.

Three months ended March 31, 2012 vs. three months ended March 31, 2011

Revenue

Revenue increased in the three months ended March 31, 2012 to $180 million from $84 million for the three months ended March 31, 2011, as shown in the following table:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands)
Gross product revenue	$501,478	$210,376
Nonmonetary transaction adjustment	(331,946)	(137,708)
Unrealized gain (loss) on derivatives, net	(146)	1,589

Product revenue	169,386	74,257
Service revenue	10,334	9,423
Other	(5)	111

Total revenue	$179,715	$83,791

Gross product revenue increased in the three months ended March 31, 2012 to $501 million from $210 million in three months ended March 2011. The increase was primarily due to volume of 5.0 million barrels sold for the three months ended March 31, 2012, at an average sales price of $101 per barrel, compared to 2.3 million barrels sold during the three months ended March 31, 2011, at an average sales price of $91 per barrel.

Gross product revenue was reduced by $332 million and $138 million during the three months ended March 31, 2012 and March 31, 2011, respectively, in accordance with ASC 845-10-15.

Service revenue increased to $10 million in the three months ended March 31, 2012 from $9 million in the three months ended March 31, 2011, due to the completion of additional storage capacity in Cushing.

Costs of Products Sold

Costs of products sold increased in the three months ended March 31, 2012 to $161 million from $66 million in the three months ended March 31, 2011. Costs of products sold reflected reductions of $332 million and $138 million in the three months ended March 31, 2012 and March 31, 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the volume of barrels sold per month described above, combined with an increase in the average per barrel cost of crude oil to $98 for the three months ended March 31, 2012 from $88 for the three months ended March 31, 2011.

Adjusted Gross Margin

We define adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “Non-GAAP Financial Measures”.) Adjusted gross margin increased in the three months ended March 31, 2012 to $19 million from $16 million in the three months ended March 31, 2011, due to:

•

an increase in marketing volume (which is a subset of the total volume sold as shown above) of approximately 1.1 million barrels, partially offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $3 from approximately $5;

•	an increase in unloading volumes from our Platteville operations of approximately 1.2 million barrels; and

•	an increase from our storage operations of approximately 4.5 million barrels in contracted storage capacity to 6.2 million barrels.

General and administrative

General and administrative expense increased in the three months ended March 31, 2012 to $2.7 million from $2.4 million in the three months ended March 31, 2011. This increase is due to incremental outside professional fees related to a new structure as a publicly traded partnership.

Depreciation

Depreciation and amortization expense increased in the three months ended March 31, 2012 to $3.0 million from $2.7 million in the three months ended March 31, 2011. This increase results directly from an increase in depreciable assets.

Liquidity and Capital Resources

Our sources of liquidity may include:

•	cash generated from operations;

•	borrowings under our credit facility; and

•	issuances of debt and equity securities.

We believe that the cash generated from these sources will be sufficient to allow us to distribute the minimum quarterly distribution on all of our outstanding common, subordinated and general partner units and meet our requirements for working capital and capital expenditures for the foreseeable future.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $32 million and $26 million at March 31, 2012 and December 31, 2011, respectively.

Cash Flows

Operating Activities. We experienced operating cash outflows of $0.2 million during the three months ended March 31, 2012. Net income of $8 million included $3 million of non-cash expenses, comprised primarily of depreciation and amortization. The primary changes to working capital were an increase to accounts receivable of $84 million and an increase in receivables from affiliates of $4 million. These changes were offset by an increase in accounts payable of $69 million, a decrease in inventory of $5 million and an increase in payables to affiliates of $2 million.

We experienced operating cash inflows of $25 million during the three months ended March 31, 2011. Net income of $8 million included $2 million of non-cash expenses, comprised primarily of depreciation and amortization, and we used $15 million of cash for working capital. The use of cash for working capital included a $24 million increase in accounts payable, which was partially offset by a $4 million increase in accounts receivable and a $5 million increase in inventories.

Investing Activities. Our cash outflows from investing activities related primarily to capital expenditures of $3 million for the three months ended March 31, 2012 and $2 million for the three months ended March 31, 2011. These capital expenditures related primarily to the construction of storage tanks at our terminal in Cushing, Oklahoma.

Financing Activities. Our cash outflow from financing activities for the three months ended March 31, 2012 and 2011 consisted primarily of distributions to partners in the amount of $1.1 million and $24.2 million, respectively.

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

We have budgeted $37.4 million in capital expenditures for the year ending December 31, 2012, of which $33.7 million represents expansion capital expenditures, which are related to the construction of 1.95 million barrels of storage capacity at our Cushing terminal, a truck unloading bay expansion at Platteville and other strategic growth projects, and $3.7 million represents maintenance capital expenditures, of which $0.9 million is related to truck replacements. The remaining $2.8 million is related primarily to increased pipeline integrity management expenses to comply with new regulations. We spent $3 million in capital expenditures during the three months ended March 31, 2012.

In addition to our budgeted capital program, we anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by borrowings under our credit facility and the issuance of debt and equity securities.

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

The cash distribution for the first quarter of 2012 is $0.3725 per unit, or $1.49 per unit on an annualized basis. This represents a 2.8% increase over the prior quarter on an annualized basis and marks the first increase in the distribution to our limited partner unitholders. The distribution will be paid on May 15, 2012 to all unitholders of record as of May 7, 2012.

Revolving Credit Facility

On November 10, 2011, we entered into a $150.0 million senior secured revolving credit agreement with The Royal Bank of Scotland, as administrative agent, and a syndicate of lenders. The credit facility is available to fund working capital, for the issuance of up to $75.0 million of letters of credit, to finance capital expenditures and other permitted payments and for other lawful corporate purposes and will allow us to request that the maximum amount of the credit facility be increased by up to an additional $200 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. At March 31, 2012, we had no outstanding borrowings on the revolving credit facility and had $29.8 million outstanding in letters of credit. Our obligations under the credit facility are secured by a first priority lien on substantially all of our material assets. The credit facility matures on December 14, 2016. Borrowings under the credit facility bear interest at either an alternative base rate or an adjusted Eurodollar rate, in each case plus an applicable margin. The applicable margin varies based upon our leverage ratio, as defined in the credit facility. At March 31, 2012, had there been any borrowings under the revolving credit, the interest rate applicable to alternate base rate borrowings was 4.50% and the interest rate applicable to Eurodollar rate borrowings was the Eurodollar margin of 2.25% plus the applicable LIBOR rate.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio specified in the credit agreement. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit. At March 31, 2012, we had $9 million of Secured Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.

We recorded $0.5 million of interest expense during the three months ended March 31, 2012 related to this facility, including amortization of debt issuance costs.

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

•

make certain amendments, modifications or supplements to organization documents, our Comprehensive Risk Management Policy, other material indebtedness documents and material contracts or enter into certain restrictive agreements or make certain payments on subordinated indebtedness;

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

As of March 31, 2012, we were in compliance with our covenants under our credit facility.

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

Customer Concentration

4K Fuel Supply, LLC, Vitol S.A, Shell Trading (US) Company, and BP Canada Energy Marketing Corp., each accounted for more than 10% of our total revenue for the three months ended March 31, 2012, at approximately 20%, 17%, 13% and 12%, respectively. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our adjusted gross margin.

Purchases and Sales Commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases, on the one hand, and sales and future delivery obligations, on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2012, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	53	$4,975
Fixed price sales	128	$13,382
Floating price purchases	31,585	$3,240,715
Floating price sales	31,846	$3,330,409

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.

Letters of Credit

In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At March 31, 2011 and December 31, 2011, we had outstanding letters of credit of approximately $29.8 million and $39.6 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Price Risk

Commodity prices have historically been volatile and cyclical. For example, NYMEX West Texas Intermediate benchmark prices have ranged from an all-time high of over $145 per barrel (June/July 2008) to a low of approximately $10 per barrel (March 1986) over the last 25 years. The table below outlines the range of NYMEX prompt month daily settle prices for crude oil for the three months ended March 31, 2012 and 2011 and for the years ended December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures ($ per Barrel)		Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
High	$109.77	High	$106.72
Low	$96.36	Low	$84.32

High/Low Differential	$13.41	High/Low Differential	$22.40

Year Ended December 31, 2011		Year Ended December 31, 2010
High	$113.93	High	$91.51
Low	$75.67	Low	$68.01

High/Low Differential	$38.26	High/Low Differential	$23.50

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

Based on our open derivative contracts at March 31, 2012, a 5% increase in the applicable market price or prices for each derivative contract would result in a less than $0.1 million decrease in our crude oil sales revenues. A 5% decrease in the applicable market price or prices for each derivative contract would result in a less than $0.1 million increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

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

Interest Rate Risk

We have exposure to changes in interest rates under our new credit facility. The credit markets have recently experienced historical lows in interest rates. If the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our credit facility and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

Prior to our initial public offering, substantially all of our interest expense was incurred at fixed rates. As a result, an increase or decrease in interest rates would have had no material impact on our interest expense for the period during 2011 prior to our initial public offering. We recorded interest expense related to our credit facility of $0.5 million during the three months ended March 31, 2012. An increase in interest rates of 1% would have increased our interest expense by $77.2 thousand during the three months ended March 31, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters,” “Other matters,” “Environmental,” and “Blueknight claim” in Note 4 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

This Form 10-Q is the first filing made by us with the SEC under Section 13 of the Exchange Act since the enactment of the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, we are hereby notifying the SEC that pursuant to Section 107(b) of the JOBS Act, relating to the extension of time to comply with new or revised financial accounting standards provided under Section 7(a)(2)B of the Securities Act of 1933, as amended, and Section 13(a) of the Exchange Act, we choose to comply with such standards to the same extent that a non-emerging growth company is required to comply with such standards.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	ROSE ROCK MIDSTREAM, L.P.

	By:	/s/ ROBERT N. FITZGERALD
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.