Form 10-Q
period 2012-06-30
Rose Rock Midstream, L.P.
filed 2012-08-09
CIK 1527622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 1, 2012, there were 8,389,709 common units and 8,389,709 subordinated units outstanding.

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

As used in this Form 10-Q, and unless the context indicates otherwise, the terms (i) the “Partnership,” “Rose Rock,” “we,” “our,” “us” or like terms, refer to Rose Rock Midstream, L.P., its subsidiaries and its predecessor; (ii) “SemGroup” refers to SemGroup Corporation (NYSE: SEMG), SemGroup, L.P. (SemGroup Corporation’s predecessor), and their subsidiaries and affiliates, other than our general partner and us; (iii) “Rose Rock GP” or our “general partner” refers to Rose Rock Midstream GP, LLC; and (iv) “unitholders” refer to our common and subordinated unitholders, and not our general partner.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROSE ROCK MIDSTREAM, L.P.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,955	$9,709
Accounts receivable (net of allowance of $184 at June 30, 2012 and December 31, 2011)	153,501	131,655
Receivable from affiliates	1,453	2,210
Inventories	12,022	21,803
Other current assets	1,025	1,205

Total current assets	180,956	166,582

Property, plant and equipment (net of accumulated depreciation of $28,479 at June 30, 2012 and $22,611 at December 31, 2011)	279,150	276,246
Other assets, net	2,567	2,666

Total assets	$462,673	$445,494

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$141,129	$125,681
Payable to affiliates	3,712	7,991
Accrued liabilities	4,717	4,708
Other current liabilities	2,687	2,173

Total current liabilities	152,245	140,553

Long-term debt	75	87

Commitments and contingencies (Note 4)

Partners’ Capital:
Common units – public (7,000,000 units issued and outstanding at June 30, 2012 and December 31, 2011)	129,862	127,531
Common units – SemGroup (1,389,709 units issued and outstanding at June 30, 2012 and December 31, 2011)	38,173	37,739
Subordinated units – SemGroup (8,389,709 units issued and outstanding at June 30, 2012 and December 31, 2011)	136,114	133,487
General partner	6,204	6,097

Total Partners’ Capital	310,353	304,854

Total liabilities and partners’ capital	$462,673	$445,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues, including revenues from affiliates (Note 7):
Product	$146,070	$102,137	$315,456	$176,394
Service	11,402	8,512	21,736	17,935
Other	(54)	65	(59)	176

Total revenues	157,418	110,714	337,133	194,505
Expenses, including expenses from affiliates (Note 7):

Costs of products sold, exclusive of depreciation and amortization shown below	140,549	96,144	301,057	162,144
Operating	6,221	4,501	11,448	9,165
General and administrative	2,046	2,110	4,749	4,467
Depreciation and amortization	2,999	2,700	5,966	5,383

Total expenses	151,815	105,455	323,220	181,159

Operating income	5,603	5,259	13,913	13,346

Other expenses:
Interest expense	477	488	957	971
Other expense (income)	—	(202)	72	(202)

Total other expenses	477	286	1,029	769

Net income	$5,126	$4,973	$12,884	$12,577

General partner’s interest in net income	$103		$258
Common unitholders’ interest in net income	$2,511.5		$6,313.0
Subordinated unitholders’ interest in net income	$2,511.5		$6,313.0
Earnings per limited partner unit (Note 6):
Common unit (basic and diluted)	$0.30		$0.75
Subordinated unit (basic and diluted)	$0.30		$0.75
Basic weighted average number of limited partner units outstanding:
Common Units	8,390		8,390
Subordinated Units	8,390		8,390
Diluted weighted average number of limited partner units outstanding:
Common Units	8,402		8,398
Subordinated Units	8,390		8,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income	$12,884	$12,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,966	5,383
Loss on disposal of long-lived assets, net	56	12
Amortization of debt issuance costs	171	—
Recovery of uncollectible accounts receivable	—	(600)
Non-cash equity compensation	139	—
Net unrealized (gain) loss related to derivative instruments	122	(1,524)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(21,846)	(34,830)
Decrease (increase) in receivable from affiliates	757	(141)
Decrease (increase) in inventories	9,602	7,270
Decrease (increase) in margin deposits	693	2,193
Decrease (increase) in other current assets	(635)	(277)
Decrease (increase) in other assets	(20)	—
Increase (decrease) in accounts payable and accrued liabilities	16,467	36,658
Increase (decrease) in payable to affiliates	(4,277)	3

Net cash provided by operating activities	20,079	26,724

Cash flows from investing activities:
Capital expenditures	(9,391)	(15,879)
Proceeds from sale of long-lived assets	145	3

Net cash used in investing activities	(9,246)	(15,876)

Cash flows from financing activities:
Change in book overdrafts	—	549
Debt issuance costs	(52)	—
Borrowings on debt and other obligations	73,500	—
Principal payments on debt and other obligations	(73,500)	—
Principal payments on capital lease obligations	(11)	—
Net distributions to Partners	(7,524)	(11,700)

Net cash used in financing activities	(7,587)	(11,151)

Net increase (decrease) in cash and cash equivalents	3,246	(303)
Cash and cash equivalents at beginning of period	9,709	303

Cash and cash equivalents at end of period	$12,955	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW

Rose Rock Midstream, L.P., a Delaware limited partnership, was formed in August 2011. On November 29, 2011, SemGroup Corporation contributed a wholly-owned subsidiary, Rose Rock Midstream Crude, L.P. (formerly known as SemCrude, L.P.), to Rose Rock Midstream, L.P., in return for limited partner interests, general partner interests and certain incentive distribution rights in Rose Rock Midstream, L.P. On December 14, 2011, Rose Rock Midstream, L.P. completed an initial public offering in which it sold 7,000,000 common units representing limited partner interests.

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

Basis of presentation

These condensed consolidated financial statements of Rose Rock Midstream, L.P. include the activity of its predecessor prior to November 29, 2011. The predecessor included Rose Rock Midstream Crude, L.P. (“Rose Rock Crude”), a wholly-owned subsidiary of SemGroup Corporation (exclusive of Rose Rock Crude’s ownership interest in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in the White Cliffs Pipeline). Subsequent to November 29, 2011, these condensed consolidated financial statements include the accounts of Rose Rock Midstream, L.P. and its controlled subsidiaries, which include Rose Rock Crude.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

SemGroup bankruptcy

On July 22, 2008 (the “Petition Date”), SemGroup, L.P., SemCrude, L.P. (“SemCrude”) and Eaglwing, L.P. (“Eaglwing”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the “Plan of Reorganization”). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).

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

We record certain commodity derivative assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Level 1	Netting*	Total
Assets	$254	$(214)	$40
Liabilities	214	(214)	—

Net assets at fair value	$40	$—	$40

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	FINANCIAL INSTRUMENTS, Continued

	December 31, 2011
	Level 1	Netting*	Total
Assets	$393	$(231)	$162
Liabilities	231	(231)	—

Net assets at fair value	$162	$—	$162

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include futures contracts that are traded on an exchange.

“Level 2” measurements use as inputs market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (“OTC”) traded physical fixed priced purchases and sales forward contracts.

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. For 2011, these included physical fixed price purchases and sales forward contracts with an affiliate for which there was not a highly liquid OTC market, and therefore were not included in Level 1 or Level 2 above.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2012, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.

There were no financial assets or liabilities classified as Level 3 during the three months and six months ended June 30, 2012. The following tables reconcile changes in the fair value of commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Beginning balance	$—	$2,450
Total loss (realized and unrealized) included in product revenues	—	(847)
Settlements	—	(1,122)

Ending balance	$—	$481

Amount of total gain (loss) included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$481

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	FINANCIAL INSTRUMENTS, Continued

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Beginning balance	$—	$1,619
Total gain (realized and unrealized) included in product revenues	—	411
Settlements	—	(1,549)

Ending balance	$—	$481

Amount of total gain (loss) included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$481

The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (amounts in thousands of barrels):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Sales	300	1,207	683	4,620
Purchases	235	1,252	686	4,785

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

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$40	$—	$162	$—

Realized and unrealized gains from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Commodity contracts	$1,415	$609	$289	$1,419

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

3.	LONG-TERM DEBT

At June 30, 2012, we did not have any outstanding borrowings on our $150 million revolving credit facility. There was $35.0 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. We had $2.7 million of secured bilateral letters of credit outstanding and the interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.

At June 30, 2012, $1.5 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.

We recorded $0.5 million and $1.0 million of interest expense during the three months and six months ended June 30, 2012, respectively, including amortization of debt issuance costs.

At June 30, 2012, we had $75 thousand of capital lease obligations reported as long-term debt on the consolidated balance sheet.

4.	COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a)	Confirmation order appeal

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. While SemGroup believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this account could have a material adverse impact on us. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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

However, there is a specified group of claims for which SemGroup could be required to pay additional funds to settle. Pursuant to the Plan of Reorganization, SemGroup set aside a specified amount of restricted cash at the Emergence Date, which SemGroup expected to be sufficient to settle this group of claims. Since the Emergence Date, SemGroup has made significant progress in resolving these claims, and continues to believe that the cash set aside at the Emergence Date will be sufficient to pay these claims. However, SemGroup has not yet reached a resolution of all of these claims and, if the total settlement amount of these claims exceeds the specified amount, SemGroup will be required to pay additional funds to these claimants, and we could be required to share in this expense. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

Environmental

We may from time to time experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.

The Kansas Department of Health and Environment (“KDHE”) initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that KDHE believed, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Three of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appear to have ground water contamination that may require further delineation and/or on-going monitoring. Work plans have been submitted to, and approved by, the KDHE. SemGroup does not anticipate any penalties or fines for these historical sites. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

Blueknight claim

Blueknight Energy Partners, L.P. (“Blueknight”), which was formerly a subsidiary of SemGroup, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included the coordination of movement of crude oil belonging to Blueknight’s customers and the operation of Blueknight’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreements beginning in May 2010, certain of these services were phased out and Blueknight began to manage the movement of its crude oil and the operation of its Cushing terminal.

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. SemGroup responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which SemGroup requested Blueknight to substantiate its claim, Blueknight filed suit against SemGroup in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the court approved SemGroup’s motion to transfer this case to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to conduct a review of whether Blueknight is missing 141,000 barrels of crude oil from operations occurring during the months of April through June, 2010. The Special Master will prepare an advisory report to the Court of her findings and conclusions. SemGroup believes this matter is without merit and will vigorously defend their position; however, they cannot predict the outcome. Rose Rock is indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales and, therefore, we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2012, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	76	$5,907
Fixed price sales	75	$6,260
Floating price purchases	28,277	$2,508,059
Floating price sales	28,824	$2,573,122

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.

5.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

Unaudited condensed consolidated statement of changes in partners’ capital

The following table shows the changes in our consolidated partners’ capital accounts from December 31, 2011 to June 30, 2012 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	General Partner Interest	Total Partners’ Capital
Balance at December 31, 2011	$127,531	$37,739	$133,487	$6,097	$304,854
Net income	5,269	1,044	6,313	258	12,884
Distributions	(3,077)	(610)	(3,686)	(151)	(7,524)
Non-cash equity compensation	139	—	—	—	139

Balance at June 30, 2012	$129,862	$38,173	$136,114	$6,204	$310,353

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

Distribution declared in January 2012

On January 23, 2012, we declared a distribution of $0.0670 (calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering). This distribution was paid on February 13, 2012, to unitholders of record as of February 3, 2012.

Distribution declared in April 2012

On April 24, 2012, we declared a distribution of $0.3725 per unit, or $1.49 per unit on an annualized basis. This was a 2.8% increase over the prior quarter on an annualized basis and marked the first increase in the distribution to our limit partner unitholders. This distribution was paid on May 15, 2012, to all unitholders of record as of May 7, 2012.

Distribution declared in July 2012

On July 24, 2012, we declared a distribution of $0.3825 per unit, or $1.53 per unit on an annualized basis. This is a 2.7% increase over the prior quarter on an annualized basis. This distribution will be paid on August 14, 2012, to all unitholders of record as of August 6, 2012.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Equity incentive plan

On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. At June 30, 2012, there are 38,359 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations.

The holders of these restricted units are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. At June 30, 2012, the value of the UUD’s was approximately $17 thousand. This is equivalent to approximately 690 common units based on the quarter end close of business market price of our common units of $24.43 per unit.

6.	EARNINGS PER LIMITED PARTNER UNIT

Net income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated to the general partner.

Basic and diluted earnings per limited partner unit is determined by dividing net income allocated to the limited partners by the weighted average number of limited partner units for such class outstanding during the period. Diluted earnings per limited partner unit reflects, where applicable, the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as restricted unit awards, were exercised, settled or converted into such units. At June 30, 2012, the dilutive effect of our restricted stock awards was immaterial.

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and six months ended June 30, 2012 (amounts in thousands, except per unit data):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income	$5,126	$12,884
Less: General partner’s incentive distribution earned (*)	—	—
Less: General partner’s 2.0% ownership	103	258

Net income allocated to limited partners	$5,023	$12,626

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$2,511.5	$6,313.0
Net income allocable to subordinated units	$2,511.5	$6,313.0

Net income allocated to limited partners	$5,023	$12,626

Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of limited partner common units outstanding	8,390	8,390
Effect of dilutive securities	12	8

Diluted weighted average number of limited partner common units outstanding	8,402	8,398

Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390

Basic & diluted net income per limited partner unit:
Common units	$0.30	$0.75

Subordinated units	$0.30	$0.75

(*)	Based on the amount of the distribution declared per common and subordinated unit related to earnings for the three and six months ended June 30, 2012, our general partner was not entitled to receive any incentive distribution for this period.

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	RELATED PARTY TRANSACTIONS

Direct employee expenses

We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $3.1 million and $2.6 million during the three months ended June 30, 2012 and 2011, respectively, for direct employee costs. SemGroup charged us $6.0 million and $5.1 million during the six months ended June 30, 2012 and 2011, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.

Allocated expenses

SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $0.8 million and $1.1 million during the three months ended June 30, 2012 and 2011, respectively, for such allocated costs. SemGroup charged us $2.0 million and $2.4 million during the six months ended June 30, 2012 and 2011, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.

SemGroup credit facilities

SemGroup was a borrower under various credit agreements during the periods included in these financial statements. Prior to our initial public offering, SemCrude, along with other subsidiaries of SemGroup, served as subsidiary guarantors under certain of these agreements. SemGroup did not allocate this debt to its subsidiaries, and our condensed consolidated statements of income do not include any allocated interest expense prior to our initial public offering. SemGroup did not charge us interest expense on intercompany payables.

Prior to our initial public offering, we utilized letters of credit under SemGroup’s credit facilities. Our condensed consolidated statements of income include direct charges from SemGroup for letter of credit usage, which is reported within interest expense.

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

NGL Energy

SemGroup acquired certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner on November 1, 2011. During the three months and six months ended June 30, 2012, we made purchases of natural gasoline and condensate from NGL Energy in the amount of $11.7 million and $25.7 million, respectively.

SemStream

We purchased condensate from SemStream, L.P. (“SemStream”), which is also a wholly-owned subsidiary of SemGroup. Certain of these purchases were fixed price forward purchases, which we recorded at fair value at each balance sheet date, with the unrealized gains being recorded to revenue. Our transactions with SemStream consisted of the following (in thousands):

ROSE ROCK MIDSTREAM, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	RELATED PARTY TRANSACTIONS, Continued

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Sales	$—	$(1,969)	$—	$(1,138)
Purchases	$—	$16,606	$—	$29,523

SemGas

We purchase condensate from SemGas, L.P. (“SemGas”), which is also a wholly-owned subsidiary of SemGroup. Our purchases from SemGas included the following (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Purchases	$2,553	$1,770	$5,283	$3,281

White Cliffs

SemGroup owns 51% of White Cliffs and exercises significant influence over it. We generated revenues from White Cliffs of $0.6 million and $0.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively. We generated revenues from White Cliffs of $1.2 million and $0.9 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

Legal Services

The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. Rose Rock paid $0.1 million and $0.1 million in legal fees and related expenses to this law firm during the three months ended June 30, 2012 and 2011, respectively. Rose Rock paid $0.3 million and $0.2 million in legal fees and related expenses to this law firm during the six months ended June 30, 2012 and 2011, respectively.

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

We own and operate all of our assets, which include:

•	7.0 million barrels of crude oil storage capacity in Cushing, Oklahoma;

•

a 640-mile crude oil gathering and transportation pipeline system with over 660,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•

a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we marketed an average of 7,500 barrels of crude oil per day for the three months ended June 30, 2012; and

•

a modern, ten-lane crude oil truck unloading facility with 220,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of SemGroup’s White Cliffs Pipeline, with an additional six truck unloading lanes and 10,000 barrels of storage expected to be completed by the end of 2012.

For the three months and six months ended June 30, 2012, approximately 85% and 77%, respectively, of our adjusted gross margin was generated from fee-based services or fixed-margin transactions. For a definition of adjusted gross margin and a reconciliation of adjusted gross margin to operating income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”), please see “Non-GAAP Financial Measures”.

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

Because adjusted gross margin may be defined differently by other companies in our industry, our definition may not be comparable to similarly titled measures of other companies.

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

Fee-Based Services

We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended June 30, 2012 and 2011, approximately 67% and 59%, respectively, of our adjusted gross margin was generated by providing fee-based services to customers. For the six months ended June 30, 2012 and 2011, approximately 60% and 59%, respectively, of our adjusted gross margin was generated by providing fee-based services to customers.

Fixed-Margin Transactions

We purchase crude oil from a producer or supplier at a designated receipt point at an index price (less a transportation fee) and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended June 30, 2012 and 2011, approximately 18% and 14%, respectively, of our adjusted gross margin was generated through fixed-margin transactions. For the six months ended June 30, 2012 and 2011, approximately 17% and 15%, respectively, of our adjusted gross margin was generated through fixed-margin transactions.

Marketing Activities

We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended June 30, 2012 and 2011, approximately 15% and 27%, respectively, of our adjusted gross margin was generated through marketing activities. For the six months ended June 30, 2012 and 2011, approximately 23% and 27%, respectively, of our adjusted gross margin was generated through marketing activities.

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

Adjusted Gross Margin

The following table shows adjusted gross margin generated by product revenue and service revenue for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product	$146,070	$102,137	$315,456	$176,394
Service	11,402	8,512	21,736	17,935
Other	(54)	65	(59)	176

Total Revenues	157,418	110,714	337,133	194,505
Less: Costs of products sold, exclusive of depreciation and amortization	140,549	96,144	301,057	162,144
Less: Unrealized gain (loss) on derivatives	24	(65)	(122)	1,524

Adjusted gross margin	$16,845	$14,635	$36,198	$30,837

The following tables show the adjusted gross margin categorized by our storage, transportation and marketing activities for the three months ended June 30, 2012 and June 30, 2011 (in thousands):

Three months ended June 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,429	$4,106	$143,139	$1,744	$157,418
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,549	—	140,549
Less: Unrealized gain (loss) on derivatives	—	—	24	—	24

Adjusted gross margin	$8,429	$4,106	$2,566	$1,744	$16,845

Three months ended June 30, 2011	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$5,613	$3,437	$100,037	$1,627	$110,714
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	96,144	—	96,144
Less: Unrealized gain (loss) on derivatives	—	—	(65)	—	(65)

Adjusted gross margin	$5,613	$3,437	$3,958	$1,627	$14,635

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following tables show the adjusted gross margin generated by our storage, transportation and marketing activities for the six months ended June 30, 2012 and June 30, 2011 (in thousands):

Six months ended June 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$15,838	$8,656	$309,122	$3,517	$337,133
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	301,057	—	301,057
Less: Unrealized gain (loss) on derivatives	—	—	(122)	—	(122)

Adjusted gross margin	$15,838	$8,656	$8,187	$3,517	$36,198

Six months ended June 30, 2011	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$12,015	$7,816	$171,859	$2,815	$194,505
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	162,144	—	162,144
Less: Unrealized gain (loss) on derivatives	—	—	1,524	—	1,524

Adjusted gross margin	$12,015	$7,816	$8,191	$2,815	$30,837

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Selected Consolidated Financial and Operating Data

The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and six months ended June 30, 2012 and 2011 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

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

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$157,418	$110,714	$337,133	$194,505
Operating income	$5,603	$5,259	$13,913	$13,346
Net income	$5,126	$4,973	$12,884	$12,577
Net income per common unit (basic and diluted)	$0.30	N/A	$0.75	N/A
Net income per subordinated unit (basic and diluted)	$0.30	N/A	$0.75	N/A
Distributions paid per unit	$0.3725	N/A	$0.4395	N/A

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$20,319	$1,551	$20,079	$26,724
Investing activities	$(6,202)	$(14,351)	$(9,246)	$(15,876)
Financing activities	$(6,393)	$12,800	$(7,587)	$(11,151)

Other financial data:
Adjusted gross margin	$16,845	$14,635	$36,198	$30,837
Adjusted EBITDA	$8,712	$7,936	$20,124	$16,819
Capital expenditures	$6,347	$14,351	$9,391	$15,879

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.0	4.7	7.0	4.7
Percent of Cushing capacity contracted (as of end of period)	96%	95%	96%	95%
Transportation volumes (average Bpd)	49,000	30,900	46,900	29,000
Marketing volumes (average Bpd)	21,300	11,500	22,000	10,900
Unloading/Platteville volumes (average Bpd)	44,300	32,500	43,400	30,100

Non-GAAP Financial Measures

We define adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and any non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities. Adjusted gross margin and adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations.

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

The following table presents a reconciliation of: (i) operating income to adjusted gross margin, (ii) net income to adjusted EBITDA, and (iii) net cash provided by operating activities to adjusted EBITDA, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited; in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$5,603	$5,259	$13,913	$13,346
Add:
Operating expense	6,221	4,501	11,448	9,165
General and administrative	2,046	2,110	4,749	4,467
Depreciation and amortization	2,999	2,700	5,966	5,383
Less:
Unrealized gain (loss) on derivatives, net	24	(65)	(122)	1,524

Adjusted gross margin	$16,845	$14,635	$36,198	$30,837

Reconciliation of net income to adjusted EBITDA:
Net income	$5,126	$4,973	$12,884	$12,577
Add:
Interest expense	477	488	957	971
Depreciation and amortization	2,999	2,700	5,966	5,383
Non-cash equity compensation	78	—	139	—
Loss on impairment or sale of assets	56	10	56	12
Provision for (recovery of) uncollectible accounts receivable	—	(300)	—	(600)
Less:
Unrealized gain (loss) on derivatives, net	24	(65)	(122)	1,524

Adjusted EBITDA	$8,712	$7,936	$20,124	$16,819

Reconciliation of net cash provided by operating activities to adjusted EBITDA:
Net cash provided by operating activities	$20,319	$1,551	$20,079	$26,724
Less:
Changes in assets and liabilities	11,998	(5,897)	741	10,876
Add:
Interest expense, excluding amortization of debt issuance costs	391	488	786	971

Adjusted EBITDA	$8,712	$7,936	$20,124	$16,819

Results of Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited, in thousands except per unit data)
Statement of income data:
Revenues, including revenues from affiliates:
Product	$146,070	$102,137	$315,456	$176,394
Service	11,402	8,512	21,736	17,935
Other	(54)	65	(59)	176

Total revenues	157,418	110,714	337,133	194,505
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization shown below	140,549	96,144	301,057	162,144
Operating	6,221	4,501	11,448	9,165
General and administrative	2,046	2,110	4,749	4,467
Depreciation and amortization	2,999	2,700	5,966	5,383

Total expenses	151,815	105,455	323,220	181,159

Operating income	5,603	5,259	13,913	13,346
Other expenses:
Interest expense	477	488	957	971
Other expense (income)	—	(202)	72	(202)

Total other expenses	477	286	1,029	769

Net income	$5,126	$4,973	$12,884	$12,577

Net income per common unit (basic and diluted)	$0.30	N/A	$0.75	N/A
Net income per subordinated unit (basic and diluted)	$0.30	N/A	$0.75	N/A
Distribution paid per unit	$0.3725	N/A	$0.4395	N/A
Adjusted gross margin (1)	$16,845	$14,635	$36,198	$30,837
Adjusted EBITDA (1)	$8,712	$7,936	$20,124	$16,819

(1)	For a definition of adjusted gross margin, adjusted EBITDA and reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

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

Three months ended June 30, 2012 vs. three months ended June 30, 2011

Revenue

Revenue increased in the three months ended June 30, 2012, to $157 million from $111 million for the three months ended June 30, 2011, as shown in the following table:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(in thousands)
Gross product revenue	$471,733	$271,612
Nonmonetary transaction adjustment	(325,687)	(169,410)
Unrealized gain (loss) on derivatives, net	24	(65)

Product revenue	146,070	102,137
Service revenue	11,402	8,512
Other	(54)	65

Total revenue	$157,418	$110,714

Gross product revenue increased in the three months ended June 30, 2012, to $472 million from $272 million in three months ended June 30, 2011. The increase was primarily due to 5.2 million barrels sold in the three months ended June 30, 2012, at an average sales price of $91 per barrel, compared to 2.7 million barrels sold during the three months ended June 30, 2011, at an average sales price of $102 per barrel.

Gross product revenue was reduced by $326 million and $169 million during the three months ended June 30, 2012 and June 30, 2011, respectively, in accordance with ASC 845-10-15.

Service revenue increased to $11 million in the three months ended June 30, 2012, from $9 million in the three months ended June 30, 2011, due to the completion of additional storage capacity in Cushing.

Costs of Products Sold

Costs of products sold increased in the three months ended June 30, 2012, to $141 million from $96 million in the three months ended June 30, 2011. Costs of products sold reflected reductions of $326 million and $169 million in the three months ended June 30, 2012 and June 30, 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the volume of barrels sold per month described above, combined with a decrease in the average per barrel cost of crude oil to $90 for the three months ended June 30, 2012, from $99 for the three months ended June 30, 2011.

Adjusted Gross Margin

We define adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “Non-GAAP Financial Measures” for adjusted gross margin tables.) Adjusted gross margin increased in the three months ended June 30, 2012, to $17 million from $15 million in the three months ended June 30, 2011, due to:

•

an increase in marketing volume (which is a subset of the total volume sold as shown above) of approximately 0.9 million barrels in the three months ended June 30, 2012, over the same period in 2011, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $1 for the three months ended June 30, 2012, from approximately $3 for the three months ended June 30, 2011. This lower realized spread resulted in a $(1.4) million reduction in adjusted gross margin during the three months ended June 30, 2012, compared to the same period in 2011;

•

an increase in transportation volumes of approximately 1.7 million barrels, contributing an additional $0.7 million adjusted gross margin during the three months ended June 30, 2012, compared to the same period in 2011;

•

an increase in unloading volumes from our Platteville operations of approximately 1 million barrels, contributing an additional $0.2 million adjusted gross margin, during the three months ended June 30, 2012, compared to the same period in 2011; and

•

an increase from our storage operations of approximately 4.7 million barrels in contracted storage capacity at June 30 2011, to 7.0 million barrels at June 30, 2012, contributing an additional $2.8 million adjusted gross margin.

Operating Expense

Operating expense increased in the three months ended June 30, 2012, to $6 million from $4 million in the three months ended June 30, 2011. This increase is due primarily to increased compensation expense ($560,000), field expenses ($360,000) and maintenance ($320,000). In addition, a recovery in 2011 of a previously written off account receivable ($300,000) did not reoccur in 2012.

General

All other expenses for the three months ended June 30, 2012 remained roughly consistent with like expenses for the three months ended June 30, 2011.

Six months ended June 30, 2012 vs. six months ended June 30, 2011

Revenue

Revenue increased in the six months ended June 30, 2012, to $337 million from $195 million for the six months ended June 30, 2011, as shown in the following table:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(in thousands)
Gross product revenue	$973,212	$481,988
Nonmonetary transaction adjustment	(657,634)	(307,118)
Unrealized gain (loss) on derivatives, net	(122)	1,524

Product revenue	315,456	176,394
Service revenue	21,736	17,935
Other	(59)	176

Total revenue	$337,133	$194,505

Gross product revenue increased in the six months ended June 30, 2012, to $973 million from $482 million in six months ended June 30, 2011. The increase was primarily due to 10.2 million barrels sold in the six months ended June 30, 2012, at an average sales price of $96 per barrel, compared to 4.9 million barrels sold during the six months ended June 30, 2011, at an average sales price of $97 per barrel.

Gross product revenue was reduced by $658 million and $307 million during the six months ended June 30, 2012 and June 30, 2011, respectively, in accordance with ASC 845-10-15.

Service revenue increased to $22 million in the six months ended June 30, 2012, from $18 million in the six months ended June 30, 2011, due to the completion of additional storage capacity in Cushing.

Costs of Products Sold

Costs of products sold increased in the six months ended June 30, 2012, to $301 million from $162 million in the six months ended June 30, 2011. Costs of products sold reflected reductions of $658 million and $307 million in the six months ended June 30, 2012 and June 30, 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the volume of barrels sold per month described above with the average per barrel cost of crude oil remaining flat at $94.

Adjusted Gross Margin

We define adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “Non-GAAP Financial Measures” for adjusted gross margin tables.) Adjusted gross margin increased in the six months ended June 30, 2012 to $36 million from $31 million in the six months ended June 30, 2011, due to:

•

an increase in marketing volume (which is a subset of the total volume sold as shown above) of approximately 2 million barrels, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $2 from approximately $3. These offsetting factors resulted in no net change to adjusted gross margin;

•	an increase in transportation volumes of approximately 3.3 million barrels, contributing an additional $0.8 million adjusted gross margin;

•	an increase in unloading volumes from our Platteville operations of approximately 2.3 million barrels, contributing an additional $0.4 million adjusted gross margin; and

•	an increase from our storage operations of approximately 6.2 million barrels in contracted storage capacity to 7.0 million barrels, contributing an additional $3.8 million adjusted gross margin.

Operating Expense

Operating expense increased in the six months ended June 30, 2012, to $11 million from $9 million in the six months ended June 30, 2011. This increase is due primarily to increased compensation expense ($900,000), field expenses ($300,000) and maintenance ($170,000). In addition, a recovery in 2011 of a previously written off account receivable ($600,000) did not reoccur in 2012.

General

All other expenses for the six months ended June 30, 2012 remained roughly consistent with like expenses for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities and common units. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion capital expenditures and working capital deficits through cash on hand and borrowings on our revolving credit facility; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.

Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for debt securities and limited partner units. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future expansion capital expenditures and potential future acquisitions.

We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on all our outstanding common, subordinated and general partner units, and meet our capital expenditures commitments for the coming year.

Cash Flows

The following table summarizes our changes in cash for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows provided by (used in):
Operating activities	$20,079	$26,724
Investing activities	(9,246)	(15,876)
Financing activities	(7,587)	(11,151)

Change in cash and cash equivalents	3,246	(303)
Cash and cash equivalents at beginning of period	9,709	303

Cash and cash equivalents at end of period	$12,955	$—

Operating Activities.

For the six months ended June 30, 2012, we experienced operating cash inflows of $20 million. Net income of $13 million included $6 million of non-cash expenses, comprised primarily of depreciation and amortization. The primary changes to working capital included an increase to accounts receivable of $22 million and a decrease in payables to affiliates of $4 million, partially offset by an increase in accounts payable and accrued liabilities of $16 million and a decrease in inventory of $10 million.

For the six months ended June 30, 2011, we experienced operating cash inflows of $27 million. Net income of $13 million included $3 million of non-cash expenses, comprised primarily of depreciation and amortization. The primary changes to working capital included a $37 million increase in accounts payable and a $7 million decrease in inventories, which was partially offset by a $35 million increase in accounts receivable.

Investing Activities.

For the six months ended June 30, 2012 and 2011, our cash outflows from investing activities related primarily to capital expenditures of $9 million and $16 million, respectively. These capital expenditures related primarily to the construction of storage tanks at our terminal in Cushing, Oklahoma.

Financing Activities.

Cash outflow from financing activities for the six months ended June 30, 2012 and 2011 consisted primarily of distributions to our unitholders and our general partner in the amount of $8 million and $12 million, respectively.

Revolving Credit Facility

At June 30, 2012, we had no outstanding borrowing under our $150 million revolving credit facility. We had $35.0 million in outstanding letters of credit, which are not reflected as borrowings on our balance sheet but they do reduce our borrowing capacity. We had $2.7 million outstanding in secured bilateral letters of credit which are external to the credit facility and do not reduce our borrowing capacity. Our borrowing capacity under this credit facility can be increased by an additional $200 million, subject to commitments from new lenders or additional commitments from existing lenders. The credit agreement includes customary affirmative and negative covenants and also restricts our ability to make certain types of payments including cash distributions to unitholders, however, we may make those distributions unless we are in default under the credit agreement or the distribution would result in a default. At June 30, 2012, we were in compliance with the terms of the credit agreement.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $28.7 million and $26.0 million at June 30, 2012 and December 31, 2011, respectively.

Capital Requirements

The midstream energy business can be capital intensive, requiring significant investment for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•

maintenance capital expenditures, which are cash expenditures (incurred for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity; or

•

expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term.

We budgeted $37.4 million in capital expenditures for the year ending December 31, 2012, of which $33.7 million represents expansion capital expenditures related to the construction of 1.95 million barrels of storage capacity at our Cushing terminal, a truck unloading bay expansion at Platteville and other strategic growth projects. $3.7 million represents maintenance capital expenditures, of which $0.9 million is related to truck replacements, and $2.8 million is related primarily to increased pipeline integrity management expenses to comply with new regulations. We spent $9 million and $16 million in capital expenditures during the six months ended June 30, 2012 and 2011, respectively.

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

The cash distribution for the first quarter of 2012 was $0.3725 per unit, or $1.49 per unit on an annualized basis. This represented a 2.8% increase over the prior quarter on an annualized basis and marked the first increase in the distribution to our limited partner unitholders. The distribution was paid on May 15, 2012 to all unitholders of record as of May 7, 2012.

The cash distribution for the second quarter of 2012 is $0.3825 per unit, or $1.53 per unit on an annualized basis. This represents a 2.7% increase over the prior quarter on an annualized basis. The distribution will be paid on August 14, 2012 to all unitholders of record as of August 6, 2012.

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

Customer Concentration

Shell Trading (US) Company, 4K Fuel Supply, LLC, Vitol S.A., and Phillips 66, each accounted for more than 10% of our total revenue for the three months ended June 30, 2012, at approximately 22%, 14%, 12% and 11%, respectively. Shell Trading (US) Company, 4K Fuel Supply, LLC, Vitol S.A., and BP Canada Energy Marketing Corp., each accounted for more than 10% of our total revenue for the six months ended June 30, 2012, at approximately 18%, 17%, 15% and 10%, respectively. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our adjusted gross margin.

Purchases and Sales Commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases, on the one hand, and sales and future delivery obligations, on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2012, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	76	$5,907
Fixed price sales	75	$6,260
Floating price purchases	28,277	$2,508,059
Floating price sales	28,824	$2,573,122

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.

Letters of Credit

In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At June 30, 2012 and December 31, 2011, we had outstanding letters of credit of approximately $35.0 million and $39.6 million, respectively.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

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

Commodity Price Risk

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and six months ended June 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures ($ per Barrel)		Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
High	$106.16	High	$113.93
Low	$77.69	Low	$90.61

High/Low Differential	$28.47	High/Low Differential	$23.32

Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
High	$109.77	High	$113.93
Low	$77.69	Low	$84.32

High/Low Differential	$32.08	High/Low Differential	$29.61

Year Ended December 31, 2011		Year Ended December 31, 2010
High	$113.93	High	$91.51
Low	$75.67	Low	$68.01

High/Low Differential	$38.26	High/Low Differential	$23.50

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

Based on our open derivative contracts at June 30, 2012, a 10% increase in the applicable market price or prices for each derivative contract would result in an approximate $0.8 million decrease in the contribution from these derivatives to our crude oil sales revenues. A 10% decrease in the applicable market price or prices for each derivative contract would result in an approximate $0.8 million increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	(90)	$40	$(765)	$765	July 2012

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

We recorded interest expense related to our credit facility of $0.5 million and $1.0 million during the three months and six months ended June 30, 2012, respectively. An increase in interest rates of 1% would have increased our interest expense by $94 thousand and $171 thousand during the three months and six months ended June 30, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	ROSE ROCK MIDSTREAM, L.P.

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.