Form 10-Q
period 2012-09-30
Rose Rock Midstream, L.P.
filed 2012-11-09
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-35365
___________________________________________________________
ROSE ROCK MIDSTREAM, L.P.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	45-2934823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Two Warren Place
6120 S. Yale Avenue, Suite 700
Tulsa, OK 74136-4216
(Address of principal executive offices and zip code)
(918) 524-7700
(Registrant’s telephone number, including area code)
___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At November 1, 2012, there were 8,389,709 common units and 8,389,709 subordinated units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-Q include “forward-looking statements.” All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the “SEC”), and the following:

•	Insufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to pay the minimum quarterly distribution;

•	Any sustained reduction in demand for crude oil in markets served by our midstream assets;

•	Our ability to obtain new sources of supply of crude oil;

•	Competition from other midstream energy companies;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facility;

•	Our ability to access credit markets;

•	Our ability to renew or replace expiring storage contracts;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The overall forward market for crude oil;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Hazards or operating risks incidental to the gathering, transporting or storing of crude oil;

•	Our failure to comply with new or existing environmental laws or regulations; and

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases.
New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor, or combination of factors, may cause actual results to differ from those contained in any forward-looking statement.
Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.
_________________________________________________________________________________________________

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,498	$9,709
Accounts receivable (net of allowance of $184 at September 30, 2012 and December 31, 2011)	205,315	131,655
Receivable from affiliates	117	2,210
Inventories	29,181	21,803
Other current assets	1,531	1,205
Total current assets	249,642	166,582
Property, plant and equipment (net of accumulated depreciation of $31,545 at September 30, 2012 and $22,611 at December 31, 2011)	285,244	276,246
Other assets, net	2,665	2,666
Total assets	$537,551	$445,494
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$204,144	$125,681
Payable to affiliates	10,657	7,991
Accrued liabilities	9,642	4,708
Other current liabilities	2,688	2,173
Total current liabilities	227,131	140,553
Long-term debt	69	87
Commitments and contingencies (Note 4)
Partners’ capital:
Common units – public (7,000,000 units issued and outstanding at September 30, 2012 and December 31, 2011)	129,910	127,531
Common units – SemGroup (1,389,709 units issued and outstanding at September 30, 2012 and December 31, 2011)	38,165	37,739
Subordinated units – SemGroup (8,389,709 units issued and outstanding at September 30, 2012 and December 31, 2011)	136,074	133,487
General partner	6,202	6,097
Total partners’ capital	310,351	304,854
Total liabilities and partners’ capital	$537,551	$445,494
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit amounts)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues, including revenues from affiliates (Note 7):
Product	$120,358	$95,430	$435,814	$271,824
Service	11,196	9,142	32,932	27,077
Other	—	44	(59)	220
Total revenues	131,554	104,616	468,687	299,121
Expenses, including expenses from affiliates (Note 7):
Costs of products sold, exclusive of depreciation and amortization shown below	111,790	90,660	412,847	252,804
Operating	5,698	4,530	17,146	13,695
General and administrative	4,081	2,040	8,830	6,507
Depreciation and amortization	3,066	3,122	9,032	8,505
Total expenses	124,635	100,352	447,855	281,511
Operating income	6,919	4,264	20,832	17,610
Other expenses:
Interest expense	450	434	1,407	1,405
Other expense (income)	—	—	72	(202)
Total other expenses	450	434	1,479	1,203
Net income	$6,469	$3,830	$19,353	$16,407
General partner’s interest in net income	$129		$387
Common unitholders’ interest in net income	$3,170		$9,483
Subordinated unitholders’ interest in net income	$3,170		$9,483
Earnings per limited partner unit (Note 6):
Common unit (basic and diluted)	$0.38		$1.13
Subordinated unit (basic and diluted)	$0.38		$1.13
Basic weighted average number of limited partner units outstanding:
Common units	8,390		8,390
Subordinated units	8,390		8,390
Diluted weighted average number of limited partner units outstanding:
Common units	8,409		8,404
Subordinated units	8,390		8,390
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Cash flows from operating activities:
Net income	$19,353	$16,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,032	8,505
Loss on disposal of long-lived assets, net	56	12
Amortization of debt issuance costs	261	—
Recovery of uncollectible accounts receivable	—	(900)
Non-cash equity compensation	218	—
Net unrealized (gain) loss related to derivative instruments	(432)	(334)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(73,660)	(12,296)
Decrease (increase) in receivable from affiliates	2,093	(202)
Decrease (increase) in inventories	(7,557)	(296)
Decrease (increase) in margin deposits	448	1,711
Decrease (increase) in other current assets	(342)	52
Decrease (increase) in other assets	(21)	37
Increase (decrease) in accounts payable and accrued liabilities	83,408	34,938
Increase (decrease) in payable to affiliates	2,668	3
Net cash provided by operating activities	35,525	47,637
Cash flows from investing activities:
Capital expenditures	(17,552)	(25,545)
Proceeds from sale of long-lived assets	145	3
Net cash used in investing activities	(17,407)	(25,542)
Cash flows from financing activities:
Change in book overdrafts	—	286
Debt issuance costs	(239)	—
Borrowings on debt and other obligations	76,500	—
Principal payments on debt and other obligations	(76,500)	(8)
Principal payments on capital lease obligations	(16)	—
Net distributions to partners	(14,074)	(22,676)
Net cash used in financing activities	(14,329)	(22,398)
Net increase (decrease) in cash and cash equivalents	3,789	(303)
Cash and cash equivalents at beginning of period	9,709	303
Cash and cash equivalents at end of period	$13,498	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
Basis of presentation
These condensed consolidated financial statements of Rose Rock Midstream, L.P. include the activity of its predecessor prior to November 29, 2011. The predecessor included Rose Rock Midstream Crude, L.P. (“Rose Rock Crude”), a wholly-owned subsidiary of SemGroup Corporation (exclusive of Rose Rock Crude’s ownership interest in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs")). Subsequent to November 29, 2011, these condensed consolidated financial statements include the accounts of Rose Rock Midstream, L.P. and its controlled subsidiaries, which include Rose Rock Crude.
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
These condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2011, is derived from audited financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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

emergence. SemGroup, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).
Recent accounting pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which creates common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. We adopted this guidance on January 1, 2012. The impact of adoption was not material.

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
Our commodity derivatives were comprised of crude oil and natural gas liquids forward contracts and futures contracts. These are defined as follows:
Forward contracts – Over the counter contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period and location) and conditions at the inception of the contract.
Futures contracts – Exchange traded contracts to buy or sell a commodity. These contracts are standardized by the exchange in terms of quality, quantity, delivery period and location for each commodity.
We record certain commodity derivative assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Level 1	Netting*	Total
Assets	$609	$(15)	$594
Liabilities	15	(15)	—
Net assets at fair value	$594	$—	$594

	December 31, 2011
	Level 1	Netting*	Total
Assets	$393	$(231)	$162
Liabilities	231	(231)	—
Net assets at fair value	$162	$—	$162
* Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements use as inputs unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include futures contracts that are traded on an exchange.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
2. FINANCIAL INSTRUMENTS, Continued

“Level 2” measurements use as inputs market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (“OTC”) traded physical fixed price purchases and sales forward contracts.
“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. For 2011, these included physical fixed price purchases and sales forward contracts with an affiliate for which there was not a highly liquid OTC market and, therefore, were not included in Level 1 or Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2012, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 3 during the three months and nine months ended September 30, 2012. The following tables reconcile changes in the fair value of commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Beginning balance	$—	$481
Total loss (realized and unrealized) included in product revenues	—	(1,032)
Settlements	—	(291)
Ending balance	$—	$(842)
Amount of total loss included in earnings for the period attributable to the change in unrealized gain or loss relating to commodity derivative assets and liabilities still held at the reporting date	$—	$(842)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Beginning balance	$—	$1,619
Total loss (realized and unrealized) included in product revenues	—	(842)
Settlements	—	(1,619)
Ending balance	$—	$(842)
Amount of total loss included in earnings for the period attributable to the change in unrealized gain or loss relating to commodity derivative assets and liabilities still held at the reporting date	$—	$(842)
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Sales	470	820	1,153	5,440
Purchases	380	785	1,066	5,570
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

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$594	$—	$162	$—
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Commodity contracts	$(631)	$(106)	$(342)	$1,313

3.	LONG-TERM DEBT
At September 30, 2012, we did not have any outstanding borrowings on our $150 million revolving credit facility. We had $38.2 million in outstanding letters of credit and the rate per annum was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.5%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
In September 2012, we amended the credit agreement such that our borrowing capacity under this credit facility can be increased by $400 million, subject to commitments from new lenders or additional commitments from existing lenders. The previous agreement provided for an increase of up to $200 million.
At September 30, 2012, $1.6 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At September 30, 2012, we had $69 thousand ($93 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet. At September 30, 2012, we had $8.4 million of secured bilateral letters of credit outstanding and the interest rate on $2.7 million of secured bilateral letters of credit was 1.75%. The interest rate in effect on $5.7 million of secured bilateral letters of credit was 2.00%. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.

4.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters

(a)	Confirmation order appeal
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. While SemGroup believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this account could have a material adverse impact on us. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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
However, there is a specified group of claims for which SemGroup could be required to pay additional funds to settle. Pursuant to the Plan of Reorganization, SemGroup set aside a specified amount of restricted cash at the Emergence Date, which SemGroup expected to be sufficient to settle this group of claims. Since the Emergence Date, SemGroup has made significant progress in resolving these claims, and continues to believe that the cash set aside at the Emergence Date will be sufficient to pay these claims. However, SemGroup has not yet reached a resolution of all of these claims and, if the total settlement amount of these claims exceeds the specified amount, SemGroup will be required to pay additional funds to these claimants, and we could be required to share in this expense. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.
Environmental
We may from time to time experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment (“KDHE”) initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that KDHE believed, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Three of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appear to have ground water contamination that may require further delineation and/or on-going monitoring. Work plans have been submitted to, and approved by, the KDHE. SemGroup does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.
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

believes this matter is without merit and will vigorously defend their position; however, they cannot predict the outcome. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.
Other matters
We are party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage and other arrangements, will not have a material effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain and estimates of our consolidated liabilities may change materially as circumstances develop.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2012, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	77	$6,922
Fixed price sales	88	$8,440
Floating price purchases	25,422	$2,397,146
Floating price sales	25,177	$2,405,088
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.

5.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our consolidated partners’ capital accounts from December 31, 2011 to September 30, 2012 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	General Partner Interest	Total Partners’ Capital
Balance at December 31, 2011	$127,531	$37,739	$133,487	$6,097	$304,854
Net income	7,915	1,568	9,483	387	19,353
Distributions	(5,754)	(1,142)	(6,896)	(282)	(14,074)
Non-cash equity compensation	218	—	—	—	218
Balance at September 30, 2012	$129,910	$38,165	$136,074	$6,202	$310,351

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
5. PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

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
If cash distributions to our unitholders exceed $0.416875 per unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” The following table summarizes the incentive distribution levels:

					Marginal Percentage Interest in Distributions
		Total Quarterly Distribution Per Unit Target Amount			Unitholders	General Partner Interest	Incentive Distribution Rights
Minimum Quarterly Distribution			$0.3625		98.0%	2.0%	—%
First Target Distribution	above	$0.3625	up to	$0.416875	98.0%	2.0%	—%
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.54375	75.0%	2.0%	23.0%
Thereafter			above	$0.54375	50.0%	2.0%	48.0%
Distribution declared in January 2012
On January 23, 2012, we declared a distribution of $0.0670 (calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering). This distribution was paid on February 13, 2012, to unitholders of record as of February 3, 2012.
Distribution declared in April 2012
On April 24, 2012, we declared a distribution of $0.3725 per unit, or $1.49 per unit on an annualized basis. This was a 2.8% increase over the prior quarter. This distribution was paid on May 15, 2012, to all unitholders of record as of May 7, 2012.
Distribution declared in July 2012
On July 24, 2012, we declared a distribution of $0.3825 per unit, or $1.53 per unit on an annualized basis. This was a 2.7% increase over the prior quarter. This distribution was paid on August 14, 2012, to all unitholders of record as of August 6, 2012.
Distribution declared in October 2012
On October 24, 2012, we declared a distribution of $0.3925 per unit, or $1.57 per unit on an annualized basis. This was a 2.6% increase over the prior quarter. This distribution will be paid on November 14, 2012, to all unitholders of record as of November 5, 2012.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
5. PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. At September 30, 2012, there are 38,359 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations.
The holders of these restricted units are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. At September 30, 2012, the value of the UUD’s was approximately $32 thousand. This is equivalent to approximately 981 common units based on the quarter end close of business market price of our common units of $32.10 per unit.

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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and nine months ended September 30, 2012 (amounts in thousands, except per unit data):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Net income	$6,469	$19,353
Less: General partner’s incentive distribution earned (*)	—	—
Less: General partner’s 2.0% ownership	129	387
Net income allocated to limited partners	$6,340	$18,966
Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$3,170	$9,483
Net income allocable to subordinated units	$3,170	$9,483
Net income allocated to limited partners	$6,340	$18,966
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of limited partner common units outstanding	8,390	8,390
Effect of dilutive securities	19	14
Diluted weighted average number of limited partner common units outstanding	8,409	8,404
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390
Basic & diluted net income per limited partner unit:
Common units	$0.38	$1.13
Subordinated units	$0.38	$1.13

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
6. EARNINGS PER LIMITED PARTNER UNIT, Continued

(*) Based on the amount of the distribution declared per common and subordinated unit related to earnings for the three months and nine months ended September 30, 2012, our general partner was not entitled to receive any incentive distribution for this period.

7.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $2.9 million and $2.6 million during the three months ended September 30, 2012 and 2011, respectively, for direct employee costs. SemGroup charged us $8.9 million and $7.7 million during the nine months ended September 30, 2012 and 2011, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $2.8 million and $1.0 million during the three months ended September 30, 2012 and 2011, respectively, for such allocated costs. SemGroup charged us $4.8 million and $3.4 million during the nine months ended September 30, 2012 and 2011, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
The increase in the allocation, as compared to prior year, is primarily due to the reallocation of SemGroup overhead to its subsidiaries based on a transfer pricing study which was completed during the third quarter. The year to date adjustment was recorded in the third quarter and not allocated to prior periods.
SemGroup credit facilities
SemGroup was a borrower under various credit agreements during the periods included in these financial statements. Prior to our initial public offering, SemCrude, along with other subsidiaries of SemGroup, served as subsidiary guarantors under certain of these agreements. SemGroup did not allocate this debt to its subsidiaries and our condensed consolidated statements of income do not include any allocated interest expense prior to our initial public offering. SemGroup did not charge us interest expense on intercompany payables.
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
NGL Energy
SemGroup acquired certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner on November 1, 2011. During the three months and nine months ended September 30, 2012, we made purchases of natural gasoline and condensate at market prices from NGL Energy in the amount of $10.9 million and $36.6 million, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
7. RELATED PARTY TRANSACTIONS, Continued

SemStream
We purchased condensate at market prices from SemStream, L.P. (“SemStream”), which is a wholly-owned subsidiary of SemGroup. Certain of these purchases were fixed price forward purchases, which we recorded at fair value at each balance sheet date, with the unrealized gains (losses) being recorded to revenue. Our transactions with SemStream consisted of the following (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Sales	$—	$(1,322)	$—	$(2,460)
Purchases	$—	$14,725	$—	$44,248

SemGas
We purchase condensate at market prices from SemGas, L.P. (“SemGas”), which is a wholly-owned subsidiary of SemGroup. Our purchases from SemGas included the following (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Purchases	$2,251	$1,245	$7,534	$4,526
White Cliffs Pipeline, L.L.C.
SemGroup owns 51% of White Cliffs and exercises significant influence over it. We generated storage revenues from White Cliffs of $0.6 million and $0.6 million for the three months ended September 30, 2012 and September 30, 2011, respectively. We generated storage revenues from White Cliffs of $1.8 million and $1.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.1 million and $0.1 million in legal fees and related expenses to this law firm during the three months ended September 30, 2012 and 2011, respectively. We paid $0.4 million and $0.2 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2012 and 2011, respectively.

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
We own and operate all of our assets, which at September 30, 2012 include:

•	7 million barrels of crude oil storage capacity in Cushing, Oklahoma;

•
a 640-mile crude oil gathering and transportation pipeline system with over 660,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•
a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we marketed an average of 6,500 barrels of crude oil per day for the three months ended September 30, 2012; and

•
a modern, ten-lane crude oil truck unloading facility with 220,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of SemGroup’s White Cliffs Pipeline, with an additional six truck unloading lanes and 10,000 barrels of storage expected to be completed by the end of 2012.

For the three months and nine months ended September 30, 2012, approximately 79% and 78%, respectively, of our Adjusted gross margin was generated from fee-based services or fixed-margin transactions. For a definition of Adjusted gross margin and a reconciliation of Adjusted gross margin to operating income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”), please see “Non-GAAP Financial Measures”.

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

Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended September 30, 2012 and 2011, approximately 58% and 61%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For both the nine months ended September 30, 2012 and 2011, our Adjusted gross margin generated by fee-based services to customers remained constant at 59%.
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price (less a transportation fee) and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended September 30, 2012 and 2011, approximately 21% and 12%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the nine months ended September 30, 2012 and 2011, approximately 19% and 14%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended September 30, 2012 and 2011, approximately 21% and 27%, respectively, of our Adjusted gross margin was generated through marketing activities. For the nine months ended September 30, 2012 and 2011, approximately 22% and 27%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. As we purchase crude oil from suppliers, we may establish a fixed or variable margin with future sales by selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or entering into futures and swaps contracts on the NYMEX or over-the-counter markets.
Adjusted Gross Margin
The following table shows Adjusted gross margin generated by product revenue and service revenue for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$120,358	$95,430	$435,814	$271,824
Service	11,196	9,142	32,932	27,077
Other	—	44	(59)	220
Total Revenues	131,554	104,616	468,687	299,121
Less: Costs of products sold, exclusive of depreciation and amortization	111,790	90,660	412,847	252,804
Less: Unrealized gain (loss) on derivatives	554	(1,190)	432	334
Adjusted gross margin	$19,210	$15,146	$55,408	$45,983
The following tables show the Adjusted gross margin generated by our storage, transportation and marketing activities for the three months ended September 30, 2012 and September 30, 2011 (in thousands):

Three Months Ended September 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,367	$4,768	$116,318	$2,101	$131,554
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	111,790	—	111,790
Less: Unrealized gain (loss) on derivatives	—	—	554	—	554
Adjusted gross margin	$8,367	$4,768	$3,974	$2,101	$19,210

Three Months Ended September 30, 2011	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$6,108	$3,365	$93,591	$1,552	$104,616
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	90,660	—	90,660
Less: Unrealized gain (loss) on derivatives	—	—	(1,190)	—	(1,190)
Adjusted gross margin	$6,108	$3,365	$4,121	$1,552	$15,146

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following tables show the Adjusted gross margin generated by our storage, transportation and marketing activities for the nine months ended September 30, 2012 and September 30, 2011 (in thousands):

Nine Months Ended September 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$24,205	$13,425	$425,439	$5,618	$468,687
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	412,847	—	412,847
Less: Unrealized gain (loss) on derivatives	—	—	432	—	432
Adjusted gross margin	$24,205	$13,425	$12,160	$5,618	$55,408

Nine Months Ended September 30, 2011	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$18,123	$11,181	$265,449	$4,368	$299,121
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	252,804	—	252,804
Less: Unrealized gain (loss) on derivatives	—	—	334	—	334
Adjusted gross margin	$18,123	$11,181	$12,311	$4,368	$45,983

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and nine months ended September 30, 2012 and 2011 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$131,554	$104,616	$468,687	$299,121
Operating income	$6,919	$4,264	$20,832	$17,610
Net income	$6,469	$3,830	$19,353	$16,407
Net income per common unit (basic and diluted)	$0.38		$1.13
Net income per subordinated unit (basic and diluted)	$0.38		$1.13
Distributions paid per unit	$0.3825	N/A	$0.8220	N/A
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$15,446	$20,913	$35,525	$47,637
Investing activities	$(8,161)	$(9,666)	$(17,407)	$(25,542)
Financing activities	$(6,742)	$(11,247)	$(14,329)	$(22,398)
Other financial data:
Adjusted gross margin	$19,210	$15,146	$55,408	$45,983
Adjusted EBITDA	$9,510	$8,276	$29,634	$25,095
Capital expenditures	$8,161	$9,666	$17,552	$25,545
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.000	5.050	7.000	5.050
Percent of Cushing capacity contracted (as of end of period)	96%	95%	96%	95%
Transportation volumes (average Bbls/day)	48,500	32,000	47,500	30,000
Marketing volumes (average Bbls/day)	20,400	14,000	21,400	12,000
Platteville unloading volumes (average Bbls/day)	51,500	33,200	46,100	31,600

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

The following table presents a reconciliation of: (i) operating income to Adjusted gross margin, (ii) net income to Adjusted EBITDA, and (iii) net cash provided by operating activities to Adjusted EBITDA, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$6,919	$4,264	$20,832	$17,610
Add:
Operating expense	5,698	4,530	17,146	13,695
General and administrative	4,081	2,040	8,830	6,507
Depreciation and amortization	3,066	3,122	9,032	8,505
Less:
Unrealized gain (loss) on derivatives, net	554	(1,190)	432	334
Adjusted gross margin	$19,210	$15,146	$55,408	$45,983
Reconciliation of net income to Adjusted EBITDA:
Net income	$6,469	$3,830	$19,353	$16,407
Add:
Interest expense	450	434	1,407	1,405
Depreciation and amortization	3,066	3,122	9,032	8,505
Non-cash equity compensation	79	—	218	—
Loss on impairment or sale of assets	—	—	56	12
Provision for (recovery of) uncollectible accounts receivable	—	(300)	—	(900)
Less:
Impact from derivative instruments:
Total gain (loss) on derivatives, net	(631)	(106)	(342)	1,313
Total realized (gain) loss (cash outflow) on derivatives, net	1,185	(1,084)	774	(979)
Non-cash unrealized gain (loss) on derivatives, net	554	(1,190)	432	334
Adjusted EBITDA	$9,510	$8,276	$29,634	$25,095
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$15,446	$20,913	$35,525	$47,637
Less:
Changes in assets and liabilities	6,296	13,071	7,037	23,947
Add:
Interest expense, excluding amortization of debt issuance costs	360	434	1,146	1,405
Adjusted EBITDA	$9,510	$8,276	$29,634	$25,095

Results of Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

	(Unaudited, in thousands except per unit data)
Statement of income data:
Revenues, including revenues from affiliates:
Product	$120,358	$95,430	$435,814	$271,824
Service	11,196	9,142	32,932	27,077
Other	—	44	(59)	220
Total revenues	131,554	104,616	468,687	299,121
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization shown below	111,790	90,660	412,847	252,804
Operating	5,698	4,530	17,146	13,695
General and administrative	4,081	2,040	8,830	6,507
Depreciation and amortization	3,066	3,122	9,032	8,505
Total expenses	124,635	100,352	447,855	281,511
Operating income	6,919	4,264	20,832	17,610
Other expenses:
Interest expense	450	434	1,407	1,405
Other expense (income)	—	—	72	(202)
Total other expenses	450	434	1,479	1,203
Net income	$6,469	$3,830	$19,353	$16,407
Net income per common unit (basic and diluted)	$0.38		$1.13
Net income per subordinated unit (basic and diluted)	$0.38		$1.13
Distribution paid per unit	$0.3825	N/A	$0.8220	N/A
Adjusted gross margin (1)	$19,210	$15,146	$55,408	$45,983
Adjusted EBITDA (1)	$9,510	$8,276	$29,634	$25,095

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
Three months ended September 30, 2012 vs. three months ended September 30, 2011
Revenue
Revenue increased in the three months ended September 30, 2012, to $132 million from $105 million for the three months ended September 30, 2011, as shown in the following table:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

	(in thousands)
Gross product revenue	$565,595	$266,132
Nonmonetary transaction adjustment (ASC 845-10-15)	(445,791)	(169,512)
Unrealized gain (loss) on derivatives, net	554	(1,190)
Product revenue	120,358	95,430
Service revenue	11,196	9,142
Other	—	44
Total revenue	$131,554	$104,616
Gross product revenue increased in the three months ended September 30, 2012, to $566 million from $266 million in the three months ended September 30, 2011. The increase was primarily a result of an increase in sales volumes to 6.2 million barrels for the three months ended September 30, 2012 from 3.0 million barrels for the same period in 2011, and an increase in the average sales price of crude oil to $91 per barrel for the three months ended September 30, 2012 from $89 per barrel for the same period in 2011. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
Service revenue increased in the three months ended September 30, 2012, to $11 million from $9 million for the three months ended September 30, 2011, due to fees earned on 1.950 million barrels additional storage capacity at Cushing, Oklahoma, brought on line during the first four months of 2012.
Costs of Products Sold
Costs of products sold increased in the three months ended September 30, 2012, to $112 million from $91 million for the same period in 2011. Costs of products sold were reduced by $446 million and $170 million in the three months ended September 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended September 30, 2012, primarily as a result of an increase in the volume sold and an increase in the average cost of crude oil per barrel to $89 from $87 per barrel for the same period in 2011.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the three months ended September 30, 2012, to $19 million from $15 million in the three months ended September 30, 2011, due to:

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 0.6 million barrels in the three months ended September 30, 2012, over the same period in 2011, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $2 for the three months ended September 30, 2012, from approximately $3 for the three months ended September 30, 2011. This lower realized spread resulted in a $0.1 million reduction in Adjusted gross margin during the three months ended September 30, 2012, compared to the same period in 2011;

•
an increase in transportation volumes of approximately 1.5 million barrels, contributing an additional $1.4 million Adjusted gross margin during the three months ended September 30, 2012, compared to the same period in 2011;

•
an increase in unloading volumes from our Platteville operations of approximately 1.7 million barrels, contributing an additional $0.3 million Adjusted gross margin, during the three months ended September 30, 2012, compared to the same period in 2011; and

•
an increase from our storage operations of approximately 5.0 million barrels in storage capacity at September 30, 2011, to 7.0 million barrels at September 30, 2012, contributing an additional $2.3 million Adjusted gross margin.

Operating Expense
Operating expense increased in the three months ended September 30, 2012, to $6 million from $5 million in the three months ended September 30, 2011. This increase is due primarily to increased field expenses ($300 thousand), employment expense ($250 thousand) and maintenance expense ($175 thousand). In addition, we recorded a previously written off accounts receivable ($300 thousand) in the 2011 period.
General and administrative expense
General and administrative expense increased in the three months ended September 30, 2012, to $4 million from $2 million for the three months ended September 30, 2011. This increase is primarily the result of giving year to date effect to a recently completed transfer pricing study which increased the allocation of SemGroup corporate costs to Rose Rock by approximately $1.8 million and costs associated with being an SEC registrant of approximately $200 thousand.
Nine months ended September 30, 2012 vs. nine months ended September 30, 2011
Revenue
Revenue increased in the nine months ended September 30, 2012, to $469 million from $299 million for the nine months ended September 30, 2011, as shown in the following table:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

	(in thousands)
Gross product revenue	$1,538,806	$748,121
Nonmonetary transaction adjustment (ASC 845-10-15)	(1,103,424)	(476,631)
Unrealized gain (loss) on derivatives, net	432	334
Product revenue	435,814	271,824
Service revenue	32,932	27,077
Other	(59)	220
Total revenue	$468,687	$299,121
Gross product revenue increased in the nine months ended September 30, 2012, to $1.5 billion from $748 million in the nine months ended September 30, 2011. The increase was primarily a result of increased sales volumes to 16.4 million barrels for the nine months ended September 30, 2012, from 8.0 million barrels for the same period in 2011, and an increase in the average sales price of crude to $94 per barrel for the nine months ended September 30, 2012, from $93 per barrel for the same period in 2011. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
Service revenue increased in the nine months ended September 30, 2012, to $33 million from $27 million for the nine months ended September 30, 2011, due to fees earned on 1.950 million barrels additional storage capacity at Cushing, Oklahoma, brought on line during the first four months of 2012.

Costs of Products Sold
Costs of products sold increased in the nine months ended September 30, 2012, to $413 million from $253 million for the same period in 2011. Costs of products sold were reduced by $1.1 billion and $477 million in the nine months ended September 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the nine months ended September 30, 2012, as a result of increased volume of barrels sold and an increase in the average cost of crude oil per barrel to $93 from $91 per barrel for the same period in 2011.
Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the nine months ended September 30, 2012, to $55 million from $46 million in the nine months ended September 30, 2011, due to:

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 2.6 million barrels, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $2 from approximately $4. These offsetting factors resulted in a decrease of $0.2 million in Adjusted gross margin;

•	an increase in transportation volumes of approximately 4.8 million barrels, contributing an additional $2.0 million Adjusted gross margin;

•	an increase in unloading volumes from our Platteville operations of approximately 4.0 million barrels, contributing an additional $0.7 million Adjusted gross margin; and

•	an increase from our storage operations of approximately 5.0 million barrels in storage capacity to 7.0 million barrels, contributing an additional $6.1 million Adjusted gross margin.
Operating expense
Operating expense increased in the nine months ended September 30, 2012, to $17 million from $14 million in the nine months ended September 30, 2011. This increase is due primarily to increased compensation expense ($1.2 million), field expense ($600 thousand) and maintenance expense ($350 thousand). In addition, we recovered a previously written off accounts receivable ($900 thousand) in the 2011 period.
General and administrative expense
General and administrative expense increased in the nine months ended September 30, 2012, to $9 million from $7 million in the nine months ended September 30, 2011. This increase is primarily the result of giving year to date effect to a recently completed transfer pricing study which increased the allocation of SemGroup corporate costs to Rose Rock by approximately $1.8 million and costs associated with being an SEC registrant of approximately $800 thousand.

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
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on all our outstanding common, subordinated and general partner units, and meet our capital expenditure commitments for the coming year.
Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows provided by (used in):
Operating activities	$35,525	$47,637
Investing activities	(17,407)	(25,542)
Financing activities	(14,329)	(22,398)
Change in cash and cash equivalents	3,789	(303)
Cash and cash equivalents at beginning of period	9,709	303
Cash and cash equivalents at end of period	$13,498	$—
Operating Activities.
For the nine months ended September 30, 2012, we experienced operating cash inflows of $35.5 million. Net income of $19.4 million included $9.1 million of non-cash expenses, comprised primarily of depreciation and amortization. The primary changes to working capital included an increase to accounts receivable of $73.7 million, an increase in inventory of $7.6 million and a decrease in receivables from affiliates of $2.1 million, an increase in accounts payable and accrued liabilities of $83.4 million and an increase in payables to affiliates of $2.7 million. The increases to accounts receivable and accounts payable and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions. The impact to accounts receivable and accounts payable is subject to the timing of purchases and sales. The changes in affiliate receivables and payables are related to transactions with SemGroup, White Cliffs and NGL Energy.
For the nine months ended September 30, 2011, we experienced operating cash inflows of $47.6 million. Net income of $16.4 million included $7.3 million of non-cash expenses, comprised primarily of depreciation and amortization. The primary changes to working capital included a $34.9 million increase in accounts payable and accrued liabilities, a $12.3 million increase in accounts receivable and a $1.7 million decrease in margin deposits.

Investing Activities.
For the nine months ended September 30, 2012 and 2011, our cash outflows from investing activities related primarily to capital expenditures of $17.6 million and $25.5 million, respectively. These capital expenditures related primarily to the construction of storage tanks at our terminal in Cushing, Oklahoma. The decrease in capital expenditures for the nine months ended September 30, 2012, compared to the same period in 2011, is due to the majority of tank construction costs having been incurred in 2011, partially offset by expenditures for projects started in 2012.
Financing Activities.
Cash outflows from financing activities for the nine months ended September 30, 2012, consisted primarily of distributions to our unitholders and our general partner in the amount of $14.1 million. Cash outflows from financing activities for the nine months ended September 30, 2011, consisted primarily of distributions to SemGroup of $22.7 million.
Revolving Credit Facility
At September 30, 2012, we had no outstanding borrowings under our $150 million revolving credit facility. We had $38.2 million in outstanding letters of credit, which are not reflected as borrowings on our balance sheet but they do reduce our borrowing capacity. We had $8.4 million outstanding in secured bilateral letters of credit which are external to the credit facility and do not reduce our borrowing capacity. In September 2012, we amended the credit agreement such that our borrowing capacity under this credit facility can be increased by $400 million, subject to commitments from new lenders or additional commitments from existing lenders. The previous agreement provided for an increase of up to $200 million. The credit facility is guaranteed by all of our material subsidiaries and is secured by a lien on substantially all of our property and assets, subject to customary exceptions. At September 30, 2012, we were in compliance with the terms of the credit facility. The credit facility matures on December 14, 2016. Borrowings under the credit facility bear interest at either an alternative base rate or an adjusted Eurodollar rate, in each case plus an applicable margin. The applicable margin varies based upon our Leverage Ratio, as defined in the credit facility. At September 30, 2012, had there been any borrowings under our revolving credit facility, the interest rate applicable to alternate base rate borrowings would have been 4.50% and the interest rate applicable to Eurodollar rate borrowings would have been the Eurodollar margin of 2.25% plus the applicable LIBOR rate.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio specified in the credit agreement. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of secured bilateral letters of credit. At September 30, 2012, we had $8.4 million of bilateral letters of credit outstanding. The interest in effect was 1.75% on $2.7 million of the bilateral letters of credit and 2.00% on the remaining $5.7 million.
The credit facility contains representations and warranties and affirmative and negative covenants customary for transactions of this nature. The negative covenants limit or restrict our ability (as well as the ability of our Restricted Subsidiaries, as defined in the credit facility) to:

•	permit the ratio of our consolidated EBITDA to our consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, to be less than 2.50 to 1:00;

•
permit the ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period to be greater than 4.50 to 1.00 (or 5.00 to 1.00 during a temporary period from the date of funding or the purchase price of certain acquisitions (as described in the credit facility) until the last day of the third fiscal quarter following such acquisitions);

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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $22.5 million and $26.0 million at September 30, 2012 and December 31, 2011, respectively.
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

We budgeted $37.4 million in capital expenditures for the year ending December 31, 2012, of which $33.7 million represents expansion capital expenditures related to the construction of 1.95 million barrels of storage capacity at our Cushing terminal, a truck unloading bay expansion at Platteville and other strategic growth projects. The $3.7 million balance represents maintenance capital expenditures, of which $0.9 million is related to truck replacements and $2.8 million is related primarily to increased pipeline integrity management expenses to comply with new regulations. We spent $17.6 million and $25.5 million in capital expenditures during the nine months ended September 30, 2012 and 2011, respectively.
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
The cash distribution for the first quarter of 2012 was $0.3725 per unit, or $1.49 per unit on an annualized basis. This represented a 2.8% increase over the prior quarter. The distribution was paid on May 15, 2012 to all unitholders of record as of May 7, 2012.
The cash distribution for the second quarter of 2012 was $0.3825 per unit, or $1.53 per unit on an annualized basis. This represented a 2.7% increase over the prior quarter. The distribution was paid on August 14, 2012 to all unitholders of record as of August 6, 2012.
The cash distribution for the third quarter of 2012 is $0.3925 per unit, or $1.57 per unit on an annualized basis. This represents a 2.6% increase over the prior quarter. The distribution will be paid on November 14, 2012, to all unitholders of record on November 5, 2012.
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
Customer Concentration
Gavilon, LLC, Phillips 66, Tesoro Refining and Marketing Company, Vitol S.A. and BP Oil Supply Company, each accounted for more than 10% of our total revenue for the three months ended September 30, 2012, at approximately 14%, 13%, 13%, 12% and 11%, respectively. Shell Trading (US) Company, 4K Fuel Supply, LLC, Vitol S.A. and Phillips 66, each accounted for more than 10% of our total revenue for the nine months ended September 30, 2012, at approximately 15%, 14%, 14% and 10%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 4 of our condensed consolidated financial statements on page 12 of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At September 30, 2012 and December 31, 2011, we had outstanding letters of credit of approximately $38.2 million and $39.6 million, respectively.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and nine months ended September 30, 2012 and 2011, and for the years ended December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures ($ per Barrel)		Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
High	$99.00	High	$99.87
Low	$83.75	Low	$79.20
High/Low Differential	$15.25	High/Low Differential	$20.67
Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
High	$109.77	High	$113.93
Low	$77.69	Low	$79.20
High/Low Differential	$32.08	High/Low Differential	$34.73
Year Ended December 31, 2011		Year Ended December 31, 2010
High	$113.93	High	$91.51
Low	$75.67	Low	$68.01
High/Low Differential	$38.26	High/Low Differential	$23.50
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
Based on our open derivative contracts at September 30, 2012, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	180	$594	$(1,659)	$1,659	October 2012
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
Interest Rate Risk
We have exposure to changes in interest rates under our credit facility. The credit markets have recently experienced historical lows in interest rates. If the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our credit facility and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
We recorded interest expense related to our credit facility of $0.5 million and $1.4 million during the three months and nine months ended September 30, 2012, respectively. An increase in interest rates of 1% would have increased our interest expense by $90 thousand and $261 thousand during the three months and nine months ended September 30, 2012, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.