Form 10-K
period 2012-12-31
Rose Rock Midstream, L.P.
filed 2013-03-01
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-35365
_____________________________________________________
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
None
_____________________________________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	0 (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates at June 29, 2012, was $204,960,591, based on the closing price of the common units on the New York Stock Exchange on June 29, 2012.
At January 31, 2013, there were 11,893,581 common units, 8,389,709 subordinated units and 1,250,000 Class A units outstanding.
_____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

ROSE ROCK MIDSTREAM, L.P.
FORM 10-K—2012 ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-K include “forward-looking statements.” All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Insufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to pay the minimum quarterly distribution;

•	Any sustained reduction in demand for crude oil in markets served by our midstream assets;

•	Our ability to obtain new sources of supply of crude oil;

•	The amount of collateral required to be posted from time to time in our transactions;

•	Competition from other midstream energy companies;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facility;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	Our ability to renew or replace expiring storage contracts;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The overall forward market for crude oil;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Weather and other natural phenomena;

•	Hazards or operating risks incidental to the gathering, transporting or storing of crude oil;

•	Changes in laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases; and

•	General economic, market and business conditions.
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
______________________________________________________________
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

PART I
Items 1 and 2. Business and Properties
Overview
We are a growth-oriented Delaware limited partnership formed by SemGroup in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Minnesota, Montana, North Dakota, Oklahoma and Texas. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in all NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
Company Information
Our principal executive offices are located at Two Warren Place, 6120 South Yale Avenue, Suite 700, Tulsa, OK 74136-4216, and our telephone number is (918) 524-7700. Our website is located at www.rrmidstream.com. Our common units trade on the New York Stock Exchange under the ticker symbol “RRMS.” Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as other information we file with, or furnish to, the SEC are available free of charge on our website. We will make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the ‘Investor Relations’ sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Our History
Rose Rock Midstream, L.P. (“Rose Rock”) is a Delaware limited partnership. We are based in Tulsa, Oklahoma, and are engaged in providing midstream energy related services such as the gathering, storage, transportation and marketing of crude oil.
The general partner of Rose Rock is Rose Rock Midstream GP, LLC (“Rose Rock GP”), which is a wholly-owned subsidiary of SemGroup. SemGroup is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry. SemGroup is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.
Rose Rock was formed in August 2011. On November 29, 2011, SemGroup contributed a wholly-owned subsidiary, SemCrude, L.P., to Rose Rock in return for limited partner interests, general partner interests, and certain incentive distribution rights in Rose Rock. On December 14, 2011, Rose Rock completed an initial public offering in which it sold 7,000,000 common units representing limited partner interests.
We are managed and operated by our general partner, Rose Rock GP. SemGroup owns all of the ownership interest in our general partner. SemGroup owns and operates a substantial portfolio of midstream assets and holds a significant interest in us through its ownership of a 58.2% limited partner interest, and 2.0% general partner interest in us, as well as all of our Class A units and incentive distribution rights.
Our operations are conducted through, and our operating assets are owned by, our wholly-owned subsidiary, Rose Rock Midstream Operating, LLC, and its subsidiaries. Rose Rock Midstream Operating, LLC and its subsidiaries have no employees. The employees who conduct our business are employed by an affiliate of our general partner.
Industry Overview
We move crude oil throughout the U.S. We provide gathering, transportation, storage, distribution, marketing and other midstream services to producers and users of crude oil. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market.

Crude Oil Midstream Market
Our crude oil business operates in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas where there is extensive crude oil production. Our assets include gathering systems in and around producing fields to transportation pipelines carrying crude oil to logistic hubs, such as the Cushing Interchange, where we have terminalling and storage facilities that our customers use to manage the delivery of crude oil.
Gathering and Transportation
Pipeline transportation is generally the lowest cost method for shipping crude oil from the wellhead to logistic hubs or refineries. Crude oil gathering assets generally consist of a network of smaller diameter pipelines that are connected directly to the well site or central receipt points delivering into larger diameter trunk lines. Logistic hubs, like the Cushing Interchange, provide storage and connections to other pipeline systems and modes of transportation, such as railroads, trucks and barges. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.
Storage Terminals and Supply
Storage terminals complement crude oil pipeline gathering and transportation systems and address a fundamental imbalance in the energy industry: crude oil is generally produced in different locations and at different times than it is ultimately consumed.
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
Overview of the Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of foreign and domestic crude oil.
The Cushing Interchange has multiple inbound and outbound pipeline interconnections. Recently, however, Cushing has experienced a shortfall in takeaway pipeline capacity, which has been cited as a principal reason for the decline in the West Texas Intermediate Index ("WTI Index") price used at Cushing compared to other crude oil price indices. The following planned major pipeline projects should provide significant additional takeaway capacity, which we believe will allow Cushing to remain the predominant benchmarking and transportation hub for crude oil in the U.S.:

•
Seaway Pipeline Reversal—In May 2012, Enterprise Products Partners, L.P. and Enbridge Inc. reversed the flow of the Seaway Pipeline to allow it to transport crude oil from Cushing to the U.S. Gulf Coast. The initial capacity was 150,000 barrels per day. In January 2013, the capacity was increased to 400,000 barrels per day.

•
TransCanada’s Keystone Pipeline—The Keystone XL Gulf pipeline system will extend from Cushing, Oklahoma to Nederland, Texas on the U.S. Gulf Coast. Construction on the 700,000 barrel per day pipeline began in August 2012 and is expected to be complete in late 2013.

We cannot provide any assurances regarding any of these pipeline projects or the actual effect that any of them may have on crude oil prices at Cushing.
Our Business
We are a growth-oriented Delaware limited partnership formed in 2011 by SemGroup to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the DJ Basin and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-

Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in all NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the U.S. We expect that throughput and demand for storage services at the Cushing hub will continue to increase with the expansion of existing, and construction of new, pipelines and other transportation related logistical assets into and away from the hub. We expect that the variety of crude oil delivered to Cushing will present opportunities for blending to achieve desired specifications. We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
For the years ended December 31, 2012 and 2011, approximately 79% and 70%, respectively, of our Adjusted gross margin was generated from fee-based contracts, some of which provide for fixed fees that are not dependent on usage, or fixed-margin transactions. For a definition of Adjusted gross margin and a reconciliation of Adjusted gross margin to operating income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S., or “GAAP”, please see “Selected Consolidated Financial and Operating Data – Non-GAAP Financial Measures”.
Our Property, Plant and Equipment
We own and operate all of our assets, which include:

•	over 7.0 million barrels of crude oil storage capacity in Cushing, Oklahoma, with an additional 600,000 barrels currently under construction;

•
a 640-mile crude oil gathering and transportation pipeline system with over 660,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•
a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we handled and marketed an average of 7,100 barrels of crude oil per day for the year ended December 31, 2012; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

Our Investment in White Cliffs
SemCrude Pipeline, L.L.C. ("SCPL") owns a 51% interest in White Cliffs, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline system that transports crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). In January 2013, we purchased a one-third interest in SCPL from SemGroup, which was effectively a purchase of a 17% interest in White Cliffs. We will account for our ownership in SCPL as an equity method investment. White Cliffs received sufficient binding shipper commitments during its recent open season to move forward with an expansion project which will increase the capacity of the pipeline from approximately 70,000 barrels per day to about 150,000 barrels per day. Subject to regulatory approvals, the expansion is anticipated to be in service in the first half of 2014. We will operate the expanded pipeline.
How We Generate Adjusted Gross Margin
We generate Adjusted gross margin by providing fee-based services, by entering into fixed-margin transactions and through marketing activities.
Fee-Based Services. We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. For the years ended December 31, 2012 and 2011, approximately 59% and 56%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions. We purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2012 and 2011, approximately 20% and 14%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.

Marketing Activities. We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create “back-to-back” transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All of our marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to manage risk and mitigate financial exposure. (See Risk Governance and Comprehensive Risk Management Policy.) Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2012 and 2011, approximately 21% and 30%, respectively, of our Adjusted gross margin was generated through marketing activities.
Competitive Strengths
We believe that the following competitive strengths position us to successfully execute our principal business objective:

•
Strategically located assets that provide a strong platform for growth and operational flexibility to our customers. The majority of our assets are located in or connected to Cushing, and our numerous interconnections to other terminals and pipelines provide our customers with multiple options for the receipt and delivery of crude oil. We believe that we are well positioned to take advantage of both the increased throughput at Cushing that is expected to result from the construction of additional transportation capacity to and from the hub, and the growing production in the Bakken Shale, DJ Basin, Niobrara Shale, Granite Wash and Mississippi Lime Play.

•
Modern crude oil transportation, storage and unloading assets. White Cliffs Pipeline, our Cushing storage tanks and our Platteville facility have all been placed into service since the beginning of 2009. The recent construction of these facilities results in reduced maintenance costs, and we believe that customers prefer the additional reliability and safety that is generally associated with newer assets.

•
Stable cash flow. For the years ended 2012 and 2011, approximately 79% and 70%, respectively, of our Adjusted gross margin was generated from fee-based services and fixed-margin transactions. Our fee-based and fixed-margin activities mitigate our exposure to margin fluctuations caused by commodity price volatility.

•
Affiliation with SemGroup. We believe that our relationship with SemGroup strengthens our ability to make strategic acquisitions and to access other business opportunities. In addition, we believe that SemGroup, as the owner of a substantial interest in us, will be motivated to promote and support the successful execution of our business strategies.

•
Experienced, knowledgeable management team with a proven track record. Our management team has an average of over 29 years of experience in the energy industry, including building, acquiring, integrating and operating midstream assets. In addition, our management team has established strong relationships throughout the U.S. upstream and midstream industries, which we believe will be beneficial to us in pursuing acquisition and organic expansion opportunities.

Business Strategy
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while maintaining the on-going stability of our business. We expect to achieve this objective through the following strategies:

•
Capitalizing on organic growth opportunities associated with our existing assets. We seek to identify and evaluate economically organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. We are currently (i) constructing 250,000 barrels of storage in Cushing to be completed during second quarter 2013 and subsequently leased to White Cliffs, (ii) constructing 350,000 barrels of storage in Cushing to be completed during third quarter 2013 and subsequently used for blending; (iii) investing in an expansion of White Cliffs which will increase the pipeline capacity from approximately 70,000 barrels per day to about 150,000 barrels per day; and (iv) evaluating additional markets for our Bakken Shale operations.

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

Our Relationship with SemGroup
One of our principal strengths is our relationship with SemGroup. SemGroup provides gathering, transportation, processing, storage, distribution, marketing, and other midstream services primarily to independent oil and natural gas producers, refiners of petroleum products, and other market participants located in the Mid-Continent and Rocky Mountain regions of the U.S. and in Canada, Mexico and the United Kingdom ("U.K."). SemGroup has structured its business portfolio to be heavily weighted in fee-based and fixed-margin activities along with minimal and managed trading activities. SemGroup has a midstream asset portfolio that includes, among other assets:

•	a 51% interest (34% directly and 17% indirectly, through its interest in us) in White Cliffs, that owns the White Cliffs Pipeline which Rose Rock operates;

•	a 6.42% interest in NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP;

•	9.1 million common units of NGL Energy Partners LP;

•	approximately 1,600 miles of natural gas and natural gas liquids transportation, gathering and distribution pipelines in Kansas, Oklahoma and Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined licensed capacity of 694 million cubic feet per day; and

•	three natural gas processing plants located in the U.S., with a combined operating capacity of 98 million cubic feet per day.
SemGroup’s Class A common stock trades on the NYSE, under the symbol “SEMG.”
SemGroup owns and operates a substantial portfolio of midstream assets and retains a significant interest in us through its ownership of a 58.2% limited partner interest and 2.0% general partner interest in us, as well as all of our incentive distribution rights. Given SemGroup’s significant ownership in us, we believe that SemGroup continues to be motivated to promote and support the successful execution of our business strategies. This support could include the potential contribution to us over time of additional midstream assets that SemGroup currently owns or acquires or develops in the future and the facilitation of accretive acquisitions. However, SemGroup is under no obligation to offer any assets or business opportunities to us or accept any offer for its assets that we may choose to make. SemGroup constantly evaluates acquisitions and dispositions and may elect to acquire or dispose of assets in the future without offering us the opportunity to purchase those assets. SemGroup has retained such flexibility because it believes it is in the best interests of its shareholders to do so. We cannot say with any certainty which, if any, opportunities to acquire assets from SemGroup may be made available to us or if we will choose to pursue any such opportunity. Moreover, the consideration to be paid by us for assets offered to us by SemGroup, if any, as well as the consummation and timing of any acquisition by us of these assets, would depend upon, among other things, the timing of SemGroup’s decision to sell, transfer or otherwise dispose of these assets, our ability to successfully negotiate a purchase price and other terms, and our ability to obtain financing.
We entered into an omnibus agreement with SemGroup and our general partner that governs our relationship with them regarding certain indemnification matters, among other things. Please read “Certain Relationships and Related Transactions and Director Independence—Relationship with SemGroup—Agreements with SemGroup and its Affiliates—Omnibus Agreement”. While our relationship with SemGroup provides us with a significant advantage, it is also a source of potential conflicts. For example, SemGroup is not restricted from competing with us, and may acquire, construct or dispose of midstream energy assets without any obligation to offer us the opportunity to acquire or construct such assets. Please read “Certain Relationships and Related Transactions and Director Independence—Relationship with SemGroup—Conflicts of Interest” and “Risk Factors—Risks Inherent in an Investment in Us—SemGroup owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. SemGroup and our general partner will have conflicts of interest with us and may favor their own interests to your detriment.”

Our Business Operations
The following sections present an overview of our business operations, including general information, assets and operations, and markets and competitive strengths.
Cushing Storage
General. We own and operate 28 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.0 million barrels and an additional 600,000 barrels of storage currently under construction. Our storage terminal has a combined capacity to deliver 480,000 barrels of crude oil per day, and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way interconnections with all of the other major storage terminals in Cushing, including the delivery point specified in all crude oil futures contracts traded on the NYMEX. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing. Our Cushing terminal also includes truck unloading facilities.
Our Cushing storage tanks have all been built since the beginning of 2008 and had a weighted average age of only 2.5 years as of December 31, 2012. The design and construction specifications of our storage tanks meet or exceed the minimums established by the American Petroleum Institute, or “API”. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
In part, as a result of its role as the designated point of delivery specified in all NYMEX crude oil futures contracts, Cushing is one of the largest crude oil marketing hubs in the U.S. Cushing serves as a significant source of refinery feedstock for Mid-Continent refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil. Recently, Cushing has experienced a shortfall in takeaway pipeline capacity, which has been cited as a principal reason for the decline in price of the WTI Index compared to other crude oil price indices. We believe that if, and when, any of several planned takeaway pipeline expansion projects are completed, this price differential will narrow and Cushing will remain the predominant benchmarking and transportation hub for crude oil in the U.S. Please read “—Overview of the Cushing Interchange”.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin from our Cushing storage by charging third parties a fee for the use of the storage tanks. Approximately 96% of our Cushing storage is committed under long-term contracts with third parties that provide for a fixed fee that is not tied to usage. Our existing storage contracts had a weighted average remaining life of 3.6 years as of December 31, 2012.
Customers. Our primary customers at Cushing are crude oil traders and pipeline companies.
Competition. Competition for crude oil storage customers is intense and is based primarily on price, access to supply, access to logistics assets, distribution capabilities, the ability to meet regulatory requirements and maintenance of quality of service and customer relationships. Our major competitors in Cushing include Enbridge Energy Partners, L.P., Magellan Midstream Partners, L.P., Plains All American Pipeline, L.P., Blueknight Energy Partners, L.P. and Enterprise Products Partners L.P. Several of these competitors have announced their intention to significantly expand their storage capacity at Cushing.
Growth Opportunities: We have 100 acres of additional land as well as additional infrastructure which we believe will be sufficient to grow our storage capacity by approximately six million barrels in the future.
Kansas and Oklahoma System
General. We own and operate an approximately 640-mile crude oil gathering and transportation pipeline system and over 660,000 barrels of associated storage in Kansas and northern Oklahoma. This system gathers crude oil from throughout the region and delivers it to third-party pipelines and refineries and our Cushing terminal. During the years ended December 31, 2012 and 2011, we transported an average of approximately 52,000 and 36,000 barrels per day, respectively, from multiple receipt points. The system has pipeline diameters ranging from four to twelve inches and has 25 pump stations. This system also includes 18 truck unloading stations.
Delivery Points. Our Kansas and Oklahoma system connects to pipelines owned by Sunoco Logistics Partners L.P., Plains All American Pipeline, L.P., Kaw Pipeline Company, Jayhawk Pipeline LLC and MV Purchasing, LLC in Kansas and Oklahoma, and refineries owned by HollyFrontier Corporation and ConocoPhillips Company, and our storage terminal in Cushing, thereby providing our customers with multiple delivery options.

Supply. According to the Energy Information Association, crude oil production in Kansas grew from approximately 35.6 million barrels in 2006 to approximately 41.5 million barrels in 2011, and in Oklahoma it grew from approximately 62.8 million barrels in 2006 to approximately 74.6 million barrels in 2011. As of November 2012, year-to-date production (annualized) in Kansas and Oklahoma was approximately 43.6 million barrels and 86.6 million barrels, respectively. We expect that the strong pricing environment for crude oil will continue to drive increasing crude oil production in Kansas and Oklahoma.
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
We also generate Adjusted gross margin through marketing activities, whereby we purchase crude oil from one party and sell it to another. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create “back-to-back” transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to attempt to manage risk and mitigate financial exposure.
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
Two of the contracts on our Kansas and Oklahoma system are take-or-pay contracts, whereby the customer is required to pay us a fixed minimum monthly transportation fee, regardless of the volumes actually transported on our system. For the year ended December 31, 2012, approximately 24% of the Adjusted gross margin associated with our Kansas and Oklahoma system was derived from a take-or-pay contract. Most of our fixed fee and fixed margin contracts are 30-day, evergreen contracts, although some extend for up to four years.
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
Growth Opportunities. We believe that we will be able to increase the utilization of our Kansas and Oklahoma system after further segment-by-segment de-bottlenecking projects are completed to better handle greater volume of crude from increased daily activities.
Bakken Shale Operations
General. We own and operate a crude oil gathering, storage, transportation and marketing business in the Bakken Shale area in western North Dakota and eastern Montana. Using our fleet of trucks and two truck unloading facilities, we purchase crude oil at the wellhead, transport it via our trucks and third-party pipelines, including the Enbridge North Dakota System (utilizing historically accrued allocation rights), and market it to customers, historically at the crude oil marketing hub in Clearbrook, Minnesota. Recently, this activity has shifted to dispatch trucks to rail facilities or redirect pipeline throughput in order to take advantage of more profitable markets. We own tanks in Trenton and Stanley, North Dakota, with an aggregate storage capacity of 61,800 barrels that connect into the Enbridge North Dakota System. During the year ended December 31, 2012, we handled and marketed an average of approximately 7,100 barrels per day.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin in our Bakken Shale operations through the purchase and sale of crude oil. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create “back-to-back” transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to attempt to manage risk and mitigate financial exposure.
Customers. We purchase our crude oil from producers in the Bakken Shale. We then sell the crude oil to traders or refiners.
Competition. We compete for crude oil volumes with other midstream operators, including Plains All American Pipeline, L.P. and Eighty Eight Oil LLC. Competition is primarily based on reputation, commercial terms, reliability, interconnectivity, location and available capacity. Competition continues to be intense as new pipelines are constructed and the proliferations of rail facilities that can be built quickly and offer optionality of delivery markets.
Growth Opportunities. We believe that the combined takeaway capacity of outbound rail and pipelines will exceed production over the short to medium term. With the continued new drilling activity and the increases in takeaway capacity, there are opportunities for the construction of gathering systems to move barrels to rail or pipeline origination points.
Platteville Facility
General. We own and operate a modern, sixteen-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline. Much of the crude oil production from the DJ Basin and the nearby Niobrara Shale must initially be transported by truck due to a shortage of gathering capacity. Throughput at the facility averaged 43,500 and 32,400 barrels per day for the years ended December 31, 2012 and 2011, respectively. The facility includes 230,000 barrels of crude oil storage capacity. The Platteville facility also allows customer pipeline gathering systems to connect to the origination point of the White Cliffs Pipeline. The White Cliffs Pipeline is the only direct pipeline out of the DJ Basin to the Cushing market and to Mid-Continent refineries.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin at our Platteville facility by charging our customers a volumetric fee for unloading their crude oil at our facility. In connection with their entry into long-term, take-or-pay transportation contracts on the White Cliffs Pipeline, the two largest shippers on the White Cliffs Pipeline entered into contracts with us that provide for the payment to us of a fixed fee per barrel of oil unloaded at our facility, with a discounted fee for volumes in excess of 10,000 barrels per day. Additional shippers on the White Cliffs Pipeline have also entered into fixed-fee contracts with us to unload crude oil at our facility, which is the only point in Colorado through which crude oil can be delivered into the White Cliffs Pipeline.
Customers. Our primary customers at our Platteville facility include two crude oil producers which have entered into 10,000 barrel per day take-or-pay transportation contracts on the White Cliffs Pipeline. These contracts expire in 2014. New take or pay contracts will go into effect with the completion of the White Cliffs Pipeline expansion.
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
Operational Hazards and Insurance
Pipelines, terminals, storage tanks and other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we maintain insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss incident and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits of $20 million per claim and $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with operating our pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity utilizing deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us.
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
Regulation of U.S. Pipeline, Transportation and Storage Operations
Interstate Commerce Act and State Regulation. The White Cliffs Pipeline is subject to regulation by the Federal Energy Regulatory Commission ("FERC") because it is a common carrier pipeline that transports crude oil in interstate commerce. Under the Interstate Commerce Act ("ICA") and the rules and regulations promulgated under those laws, tariff rates for interstate service on common carrier oil pipelines, including such pipelines that transport crude oil and petroleum products, must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that transportation rates and terms and conditions of service be filed with FERC and posted publicly.
Our Kansas and Oklahoma gathering pipeline system is operated as an intrastate pipeline system which carries crude oil owned by us and by third parties. We believe that our pipeline facilities and services meet the traditional tests that FERC has used to determine that the pipeline services provided are not in interstate commerce, and therefore are not subject to the ICA, or would qualify for a waiver from FERC’s reporting and filing requirements under the ICA, if applicable. However, in the future, FERC could determine that some or all of our Kansas and Oklahoma gathering pipeline system, and the services we provide on that system, are within its jurisdiction under the ICA. The ICA prescribes that interstate tariffs must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that interstate oil pipeline transportation rates and terms and conditions of service be filed with FERC and posted publicly.
The ICA permits interested persons to challenge new or changed rates or rules and authorizes FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it may require the pipeline to refund the revenues together with interest in excess of the prior tariff during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates and related rules that are already in effect and may order a pipeline to change them prospectively. Upon an appropriate showing, a shipper may obtain reparations and refunds for a period of up to two years prior to the filing of its complaint.
Our Kansas and Oklahoma gathering pipeline system may be subject to various regulations and statutes administered by state regulatory authorities. For example, while the Kansas Corporation Commission (“KCC”) has authority to regulate common carriers, we believe that it has informally elected not to actively regulate oil pipelines, instead allowing pipelines to negotiate transportation rates directly with customers. If the KCC were to change its approach and actively regulate our operations in Kansas, we could be required to publish and file tariffs, rates, rules and charges and to adhere to other state commission regulations. In addition, shippers could challenge our intrastate tariff rates and practices on our intrastate pipeline system.
No assurances can be given that in the future the gathering system will not be subject to regulation under the ICA by FERC or under active state regulation by a state commission.
Department of Transportation. Interstate pipelines and certain intrastate pipelines are subject to regulation by the Department of Transportation (“DOT”) with respect to the design, construction, operation and maintenance of the pipeline systems. The DOT routinely conducts audits of regulated assets and we must make certain records and reports available to the DOT for review as required by the Secretary of Transportation. In some states, the DOT has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets.
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
Environmental, Health and Safety Regulation
General. Our operations are subject to varying degrees of stringent and complex laws and regulations by multiple levels of government relating to the production, transportation, storage, processing, release and disposal of crude oil, crude oil-based products and other materials or otherwise relating to protection of the environment, safety of the public and safety of employees. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall costs of business, including our capital costs to construct, maintain and upgrade pipelines, equipment and facilities. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations, and the issuance of injunctions limiting or prohibiting our activities.
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
The following is a summary of the more significant current environmental, health and safety laws and regulations to which our operations are subject:
Water Discharges. Our operations can result in the discharge of pollutants, including oil. The Oil Pollution Act, or (“OPA”), was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended, the Clean Water Act, as amended, and other statutes as they pertain to prevention of, and response to, oil spills. The OPA, the Clean Water Act and analogous state and local laws subject owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill from one of our facilities into navigable waters, substantial liabilities could be imposed. Spill prevention, control and countermeasure requirements of these laws require appropriate containment berms or dikes and other containment structures at storage facilities to limit contamination of soil, surface water and groundwater in the event of an oil overflow, rupture or leak.
The federal Clean Water Act and analogous state and local laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the U.S. and state waters, including groundwater in many jurisdictions. Permits must be obtained to discharge pollutants into these waters. The Clean Water Act and analogous state and local laws provide significant penalties for unauthorized discharges and can impose liability for responding to and cleaning up spills. In addition, the Clean Water Act and analogous state and local laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities.
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
The U.S. Congress has also been considering legislation to reduce such emissions and almost one-half of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. In addition, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy, with the Obama Administration supporting an emission allowance system. Depending on the particular program and scope thereof, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations or could face additional taxes and higher costs of doing business. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for crude oil.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emissions of GHGs that may be imposed in areas in which we conduct business could also have an adverse affect on our cost of doing business and demand for crude oil.
Hazardous Substances and Wastes. The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or

“CERCLA”, also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and natural gas liquids ("NGLs"), have been for the most part excluded from CERCLA’s definition of a “hazardous substance”, we may, in the course or ordinary operations, generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed.
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
Employee Safety. We are subject to the requirements of the Occupational Safety and Health Association ("OSHA"), the purpose of which is to protect the health and safety of workers. In addition, the OSHA hazard communication standard and comparable state statutes require us to organize and disclose information concerning hazardous materials used, produced or transported in our operations.
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
Employees
The officers of our general partner manage our operations and activities. As of December 31, 2012, SemGroup employed approximately 80 people who provide direct support to our operations. All of the employees required to conduct and support our operations are employed by SemGroup. None of these employees are covered by collective bargaining agreements and SemGroup considers its employee relations to be good.

Item 1A. Risk Factors
Limited partner units are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. If any of the events described in the following risk factors were to occur, our business, results of operations, financial condition or ability to make cash distributions to our unitholders could be materially adversely affected. In that case, we might not be able to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and you could lose all, or part of, your investment in us.
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to holders of our common and subordinated units.
In order to pay the minimum quarterly distribution of $0.3625 per unit per quarter, or $1.45 per unit per year, we will require available cash of approximately $7.4 million per quarter, or approximately $29.4 million per year, based on the number of common and subordinated units outstanding at January 31, 2013. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
Any sustained reduction in demand for crude oil in markets served by our midstream assets could result in a significant reduction in the volume of crude oil that we handle, thereby adversely affecting our business, results of operations, financial condition and ability to make cash distributions to our unitholders. A reduction in demand could result from a number of factors including:

•	an increase in the price of products derived from crude oil;

•	higher taxes, including federal excise taxes, severance taxes or sales taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of crude oil based products;

•	adverse economic conditions which result in lower spending by consumers and businesses on products derived from crude oil;

•	the effects of weather, natural phenomena, terrorism, war or other similar acts;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel efficient vehicles, technological advances by manufacturers or federal or state regulations;

•
decisions by our customers or suppliers to use alternate service providers for a portion or all of their needs, operate in different markets not served by us, reduce operations or cease operations entirely; and

•	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells, solar and wind power, or of other fossil fuels, including natural gas.
Most of our operating costs are fixed and do not vary with our throughput. These costs may not decline ratably, or at all, should we experience a reduction in throughput, which would result in a decline in our margins and profitability.

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
Shifts in the overall supply of, and demand for, crude oil in regional, national and global markets, over which we have no control, could have an adverse impact on crude oil index prices in the markets we serve relative to other index prices. For example, Cushing has experienced a shortfall in takeaway pipeline capacity which has, in turn, led to an oversupply of crude oil at Cushing. This has been cited as a principal reason for the decline in the WTI Index price used at Cushing relative to other crude oil price indexes, including the Brent Crude Index. A prolonged decline in the WTI Index price, relative to other index prices, may cause reduced demand for our transportation to, and storage in, Cushing, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
We face intense competition in our gathering, transportation, storage and marketing activities. Competition from other providers of those services that are able to supply our customers with those services at a lower price, or on otherwise better terms, could adversely affect our business and operating results.
We are subject to competition from other crude oil gathering, transportation, storage and marketing operations that may be able to supply our customers with the same or comparable services at a lower price or otherwise on better terms. We compete with national, regional and local gathering, transportation and storage companies of widely varying sizes, financial resources and experience, including the major integrated oil companies. With respect to our gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips Company, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P., Blueknight Energy Partners, L.P. and Plains All American Pipeline, L.P. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P., Enbridge Energy Partners, L.P., Blueknight Energy Partners, L.P. and Magellan Midstream Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service;

•	a reluctance to contract with us due to SemGroup’s bankruptcy filing;

•	the availability of alternative supply points, or supply points located closer to the operations of our customers; and

•	the availability of rail transportation which offers greater flexibility than pipeline transportation.

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
We entered into a $150.0 million senior secured revolving credit agreement effective December 11, 2011, which included a $75.0 million sub-limit for the issuance of letters of credit. In September 2012, we amended the credit agreement such that, under certain conditions, the credit facility could be increased by up to an additional $400 million. On January 11, 2013, the credit facility capacity was increased to $385 million and we borrowed $133.5 million in connection with the purchase of a one-third interest in SCPL from SemGroup and to pay transaction related expenses. At December 31, 2012, we had $4.5 million outstanding in borrowings on the revolving credit facility and had $43.8 million outstanding in letters of credit. Our future debt could have important consequences to us, including the following:

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
In addition, volatility in the capital markets may adversely affect our ability to access any available borrowing capacity under our revolving credit facility. Our access to these funds is dependent on the ability of the lenders to meet their funding obligations under this revolving credit facility. Lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity, resulting in a reduction of our available borrowing capacity.
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
We have significant exposure to market risk at the time our existing storage contracts expire and are subject to renegotiation and renewal. As of December 31, 2012, the weighted average remaining tenor of our existing portfolio of firm storage contracts was approximately 3.6 years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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
We rely on a limited number of customers for a substantial portion of our revenues. Shell Trading (US) Company, 4K Fuel Supply LLC, and Vitol S.A.. each accounted for more than 10% of our total revenue for the year ended December 31, 2012, at approximately 16%, 12% and 11%, respectively. Gavilon, L.L.C., Vitol S.A. and BP Canada Energy Marketing Corporation each accounted for more than 10% of our total revenue for the year ended December 31, 2011, at approximately 20%, 18% and 16%, respectively. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms. In addition, some of these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all, or even a portion, of the contracted volumes of these key customers as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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

Derivatives reform legislation and related regulations could adversely affect our ability to manage business and financial risks by reducing the availability of, and increasing our cost of using, derivative instruments as hedges against fluctuating commodity prices and interest rates.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, establishes, among other things, federal oversight and regulation of the over-the-counter derivatives market and the entities that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission, or the CFTC, federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate the rules implementing the new law. While some of these rules have been finalized, others have not and, as a result, we cannot fully determine what impact the new regulatory framework will have on our business.
The Dodd-Frank Act requires certain derivative transactions to be cleared on a derivatives clearing organization and traded on an exchange or a swap execution facility. If we engage in such transactions, we will be required to comply with these clearing and trade-execution requirements or to take steps to qualify for an exemption from these requirements. New regulations may also require us to post cash collateral (commonly referred to as “margin”) for certain derivative transactions. At present, we are contractually required to post collateral with clearing brokers with respect to substantially all of our commitments and potential obligations under our hedging instruments. Depending on the final regulations adopted by the CFTC, the prudential regulators and the SEC, we may be subject to a margin requirement that will cause us to post collateral in excess of present levels. Such a requirement may increase our costs and decrease our profitability. Moreover, our counterparties may also be required to post margin on our transactions and comply with minimum capital requirements, which could result in additional costs being passed on to us, thereby decreasing our profitability.
In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the U.S. District Court for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the court's decision. In addition, the Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as credit-worthy as the current counterparty.
The Dodd-Frank Act and the related regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and potentially increase our exposure to less credit-worthy counterparties. If our use of derivatives is reduced, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to make cash distributions to our unitholders. Increased volatility may make us less attractive to certain types of investors. Moreover, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, cash flows and our ability to make cash distributions to common unitholders.
An increase in interest rates could impact demand for our storage capacity.
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
Our operations are focused on gathering, transporting, storing and marketing crude oil and are principally located in the Mid-Continent and Rocky Mountain regions of the U.S. As a result, our business, results of operations, financial condition and ability to make cash distributions to our unitholders depend upon the demand for our services in these regions. Due to our current lack of diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our business, results of operations, financial condition and ability to make cash distributions to our unitholders than they would if our operations were more diversified.

Our operations could be adversely affected if third-party pipelines or other facilities interconnected to our facilities become partially or fully unavailable.
Our facilities connect to other pipelines or facilities, some of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable, or available only at a reduced capacity. If any of these third-party pipelines or facilities becomes unable to transport the products transported or stored by us, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be adversely affected.
We intend to grow our business, in part, by constructing new assets which may not result in the anticipated revenue increases.
One of the ways we intend to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control. Any such construction projects, including our planned expansions of our storage terminal in Cushing, our Platteville facility and the White Cliffs Pipeline, may not be completed on schedule, at their budgeted cost or at all. Revenues may not increase immediately upon the completion of a particular project, or we may construct facilities to capture anticipated future growth that does not materialize. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way. We may be unable to obtain such rights-of-way to capitalize on attractive expansion opportunities, or the cost of obtaining new rights-of-way may exceed our expectations.
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
Any acquisition that we pursue will involve potential risks, including:

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
Our business activities are subject to regulation by multiple federal, state and local governmental agencies. Our historical operating costs reflect the recurring costs resulting from compliance with these regulations and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation, or discovery of existing but unknown compliance issues. Additional proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business. However, additions to the regulatory burden on our industry generally increase our cost of doing business and affect our profitability.
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
Our Kansas and Oklahoma gathering pipeline system carries crude oil owned by us and by third parties. We own all of the crude oil shipped on our pipeline system across state lines. We believe that the pipeline segments on which we provide service to third parties and the services we provide to third parties on the gathering pipeline system meet the traditional tests that FERC has used to determine that the pipeline services provided are not in interstate commerce. We believe that the pipeline segments on which we transport only crude oil owned by us should not be subject to regulation by FERC under the ICA, or that these pipeline segments would qualify for waiver from FERC’s regulatory requirements, if applicable. However, we cannot provide assurance that FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our Kansas and Oklahoma gathering pipeline system and the services we provide on that system are within its jurisdiction, or that such a determination would not adversely affect our results of operations. If some or all of the gathering system were subject to FERC jurisdiction, and not otherwise exempt from any applicable regulatory requirements, for that portion of the gathering pipeline system we would be required to file a tariff with FERC, and if our tariff rates were subject to protest, provide a cost justification for the transportation rate subject to protest and provide service to all potential shippers without undue discrimination. In addition, if the services we provide on any segment(s) of our gathering system become regulated by FERC under the ICA, our services could be subject to a protest and/or complaint before FERC. If FERC were to determine, in response to a complaint, that our rates are unjust and unreasonable, we could be required to pay reparations and refunds dating to two years before the filing of the complaint. Furthermore, if in the future our services become subject to active state regulation, they could be subject to a protest and/or complaint before a state commission with jurisdiction.
We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.
Our pipeline facilities are subject to regulation by the DOT, through the Pipeline and Hazardous Materials Safety Administration (the “PHMSA”), pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended by the Pipeline Safety Improvement Act of 2002, and reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The PHMSA has adopted regulations requiring hazardous liquid pipeline operators to develop and implement integrity management programs for pipeline segments that, in the event of a leak or rupture, could affect “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. Our pipeline facilities are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. Current regulations require operators of covered pipelines to:

•	perform on-going assessments of pipeline integrity on a recurring frequency schedule;

•	identify and characterize applicable potential threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing DOT regulations for intrastate hazardous liquid pipelines. We currently estimate that we will incur an aggregate cost of approximately $2.6 million during 2013 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate may not include all costs of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
The PHMSA adopted regulations that require hazardous liquid pipelines that use supervisory control and data acquisition systems and have at least one controller and control room to develop written control room management procedures by August 1, 2011 and to implement those procedures no later than August 1, 2012. We are in compliance with these regulations.
The PHMSA has amended its pipeline safety regulations so that the pipeline safety requirements will apply, effective October 1, 2011, to all rural low-stress hazardous liquids pipelines, regardless of diameter, except for certain gathering lines. In addition, in October 2010, the PHMSA issued an advanced notice of rule-making in which it is considering, among other things, whether to remove or modify regulatory exemptions that currently exist in the pipeline safety regulations for the gathering of hazardous liquids by pipeline in rural areas.
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
In December 2009, the U.S. EPA, published its findings that emissions of carbon dioxide, methane and other GHGs, present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include certain onshore oil and natural gas processing, transmission, storage and distribution activities, beginning in 2012 for emissions occurring in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the crude oil we gather, transport, store or otherwise handle in connection with our services.
After reviewing extensive comments and making a number of changes to its previously July 28, 2011 proposed rules, on April 17, 2012, the EPA issued its final rules that subject a wide range of oil and gas operations (production, processing, transmission, storage, and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs (with the NSPS and NESHAPS published in the Federal Register on August 16, 2012). While the new NSPSs and NESHAPS primarily focused on emissions of volatile organic compounds (“VOCs”) from natural gas production, processing and transmission, several also apply to crude oil production. The first applies to certain continuous bleed, natural gas driven pneumatic controllers in the oil production segment between the wellhead and the point of custody transfer to the oil pipeline. Another new VOC standard applies to new, modified or reconstructed storage vessels in oil production with VOC emissions above six tons per year, and which requires that VOC emissions be reduced by at least 95%.
The U.S. Congress has been considering legislation to reduce such emissions and almost one half of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. In addition, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy, with the Obama Administration supporting an emission allowance system. Depending on the particular program and scope thereof, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations or could face additional taxes and a higher cost of doing business. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for crude oil.
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
An increasing percentage of crude oil production is being developed from unconventional sources such as shales. These reservoirs require hydraulic fracturing completion processes to release the crude oil from the formation so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate crude oil production. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, including on water quality and public health, with results of the study anticipated to be available by 2014. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. For instance, legislation was recently proposed to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that act. Sponsors of recent bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Proposed legislation would require, among other things, the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings against producers and service providers. In addition, these bills, if adopted, could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level, which could lead to operational delays, increased operating and compliance costs and additional regulatory burdens that could make it more difficult or commercially impracticable to perform hydraulic fracturing, delaying the development of unconventional resources from shale and other formations which are not commercial without the use of hydraulic fracturing.
The above noted EPA NSPS regulations also result in the first federal air standards for natural gas wells that are hydraulically fractured. However, the EPA expressly stated that NSPS for well completions do not apply to oil wells.
In addition, several states have already passed, or are considering, legislation that is intended to regulate hydraulic fracturing. As part of its new regulatory initiatives, the EPA will be designating non-attainment areas for ozone standards for outdoor quality. These areas will include those areas with significant oil and gas activities. Non-attainment areas will be required to submit state implementation plans in 2015 and to attain the standard by 2015 and 2018 for areas classified as “Marginal” and “Moderate,” respectively. Areas classified as “Serious” must attain by 2021. The federal NSPS constitute a federally required minimum level of control. States have the flexibility to put their own program in place or implement existing programs as long as they are at least as protective as the federal NSPS.
We cannot predict what effect such legislation or future expansion of the hydraulic fracturing rules for natural gas wells to crude oil wells would have on the production of crude oil in our areas of operation. The imposition of additional regulations and permit requirements could lead to delays or increased operating costs for crude oil producers. A reduction in the production of crude oil in our areas of operation could have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist organizations. Any future terrorist attack that may target our facilities, those of our customers or those of certain other pipelines, could have a material adverse effect on our businesses. In addition, any governmental body mandated actions to prepare for, or protect against, potential terrorist attacks could require us to expend money or modify our operations.
Risks Inherent in an Investment in Us
SemGroup owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. SemGroup and our general partner will have conflicts of interest with us and may favor their own interests to your detriment.
SemGroup owns and controls our general partner, as well as appoints all of the officers and directors of our general partner, some of whom are also officers and/or directors of SemGroup. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, SemGroup. Therefore, conflicts of interest may arise between SemGroup and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of SemGroup over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•
The limited partner interests that SemGroup owns permit it to effectively control any vote of our limited partners. SemGroup is entitled to vote its units in accordance with its own interests, which may be contrary to your interests.

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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common, Class A and subordinated units.
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

Our partnership agreement limits the liability of, and reduces the fiduciary duties owed by, our general partner, and also restricts the remedies available to holders of our common, Class A and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
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

i.	approved by the Conflicts Committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

ii.	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

iii.	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

iv.	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.
In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Conflicts Committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses (iii) or (iv) above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
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
The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66-2/3% of all outstanding limited partner units voting together as a single class is required to remove our general partner. SemGroup and its affiliates own a 58.2% limited partnership interest in us. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. SemGroup owns approximately 24.3% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), SemGroup will own a 58.2% limited partnership interest in us.
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
In January 2013, we issued 4.75 million new units, including 2.0 million common units sold through private placement. The remaining 2.75 million units are held by SemGroup, which also maintained its two percent general partner interest in us.
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
We incur increased costs as a result of being a publicly traded partnership.
Prior to our initial public offering in December 2011, we had no history operating as a publicly traded partnership. As a publicly traded partnership, we incur significant legal, accounting and other expenses. Public companies are required to comply with the rules and regulations of the SEC and the securities exchanges, as well as laws enacted by Congress such as the

Sarbanes-Oxley Act of 2002. These rules and regulations increase our legal and financial compliance costs and make activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, we were required to have at least three independent directors within one year following the date that our common units were initially listed on the NYSE, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our publicly traded partnership reporting requirements. These new rules and regulations make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and could result in our general partner having to accept reduced policy limits and coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers.
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
If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.
Upon the completion of our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.
If we are deemed to be an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.
Our assets consist of our ownership interests in our wholly-owned operating subsidiaries and a minority interest in SCPL. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, or the Investment Company Act, and we are unable to rely on an exemption under the Investment Company Act with respect to our ownership of such assets, then we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or contract rights so as to fall outside of the definition of investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property from or to our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.
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

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state purposes, then our cash available for distribution to our unitholders would be substantially reduced.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, if we were to be treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
We will be subject to the entity-level Texas franchise tax. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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
We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were to be issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if special relief from the IRS was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
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
We are subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters”, “Environmental” and “Blueknight claim” in Note 6 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Cash Distributions
Our common units commenced trading on the New York Stock Exchange on December 9, 2011, under the ticker symbol “RRMS.” Prior to December 9, 2011, there was no established public trading market for our common units. As of January 31, 2013, there were 34 holders of record of our common units. Rose Rock Midstream Holdings, LLC, a wholly-owned subsidiary of SemGroup, owns all of our subordinated units and all of our Class A units. Our general partner owns all of our general partner interests and incentive distribution rights. The high and low sales prices of our common units (New York Stock Exchange composite transactions) and cash distributions paid per common unit during the periods indicated were as follows:

2012 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$25.59	$19.86	$0.0670
Second	$25.47	$22.18	$0.3725
Third	$34.58	$23.46	$0.3825
Fourth	$33.25	$28.46	$0.3925

2011 Quarter	High	Low	Cash Distribution Paid per Common Unit
Fourth (commencing December 9, 2011)	$20.90	$19.00	N/A
Performance Graph
Set forth below is a line graph comparing the cumulative total unitholder return on our common units with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX") for the period from December 9, 2011 to December 31, 2012. AMZIX is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 9, 2011 in our common units, the S&P 500 Stock Index and the AMZIX and distributions have been reinvested subsequent to the initial investment.
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
Our partnership agreement requires that we distribute all of our available cash each quarter in the following manner:

•	first, 98.0% to the holders of common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3625, plus any arrearages from prior quarters;

•	second, 98.0% to the holders of subordinated units and 2.0% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.3625; and

•	third, 98.0% to all common and subordinated unitholders, pro rata, and 2.0% to our general partner, until each unit has received a distribution of $0.416875.
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

Class A Units
As discussed further below under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” and “Item 13. Certain Relationships and Related Transactions, and Director Independence-Relationship with SemGroup,” we issued 1.25 million Class A units to SemGroup in connection with our acquisition of a one-third interest in SCPL. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, each Class A unit will automatically convert into one common unit (subject to appropriate adjustments in the event of any split-up, combination or similar event). Prior to the conversion date, the Class A units will be entitled to vote with the common units as a single class on any matter that the unitholders of Rose Rock are entitled to vote, except that the Class A units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class A units in relation to other classes of equity interests or as required by law. Each Class A unit is entitled to the number of votes equal to the number of common units into which a Class A unit is convertible at the time of the record date of the applicable vote or written consent.

Item 6. Selected Financial Data
Selected Consolidated Financial and Operating Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2012, 2011, 2010, 2009 and as of November 30, 2009 and the statement of income data for the years ended December 31, 2012, 2011 and 2010, the month ended December 31, 2009, the eleven months ended November 30, 2009, and the year ended December 31, 2008 have been derived from our audited financial statements for those dates and periods. The balance sheet data as of December 31, 2008, has been derived from our unaudited financial statements for that date. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
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
Balance sheet data in the following table as of December 31, 2012, 2011, 2010 and 2009 and statement of income data for the years ended December 31, 2012, 2011, 2010, and the month ended December 31, 2009, are subsequent to SemGroup’s emergence from bankruptcy. Balance sheet and statement of income data as of all other dates and for all other periods are prior to SemGroup’s emergence from bankruptcy. We applied fresh-start reporting as of November 30, 2009. As a result, our financial data subsequent to emergence from bankruptcy is not comparable to that of our financial data prior to emergence from bankruptcy.
The consolidated financial data included in the following table include the activity of our predecessor prior to November 29, 2011. The predecessor included SemCrude, L.P. (“SemCrude”), a wholly-owned subsidiary of SemGroup (exclusive of SemCrude’s ownership interests in SCPL, which holds a 51% ownership interest in White Cliffs), and Eaglwing, L.P. (“Eaglwing”), which is also a wholly-owned subsidiary of SemGroup. Although Eaglwing is not currently conducting any revenue-generating operations and was not contributed to Rose Rock, it was included in the financial statements of the predecessor because it previously conducted operations that were similar to those of SemCrude. Eaglwing did not have a significant impact on these financial statements during the periods from 2009 through 2012, other than a $3.4 million reorganization items loss recorded to the statement of income for the eleven months ended November 30, 2009. Subsequent to November 29, 2011, the consolidated financial data included in the following table include the accounts of Rose Rock and its controlled subsidiaries, which include SemCrude, L.P.
The following table presents the non-GAAP financial measures of Adjusted gross margin and Adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance and, in the case of Adjusted EBITDA, our liquidity. Adjusted gross margin and Adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of Adjusted gross margin and Adjusted EBITDA and a reconciliation of Adjusted gross margin to operating income (loss) and of Adjusted EBITDA to net income (loss) and net cash provided by (used in) operating activities, their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures”.

		Predecessor
		Subsequent to Emergence			Prior to Emergence
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$620,417	$431,321	$208,081	$10,615	$237,487	$3,029,784
Operating income (loss)	$25,935	$24,861	$22,974	$1,022	$32,713	$(991,520)
Reorganization items gain (loss)	$—	$—	$—	$—	$99,936	$(94,424)
Net income (loss)	$23,954	$23,235	$23,477	$1,285	$132,552	$(1,088,045)
Net income per common unit (basic and diluted) (1)	$1.40	$0.06	N/A	N/A	N/A	N/A
Net income per subordinated unit (basic and diluted) (1)	$1.40	$0.06	N/A	N/A	N/A	N/A
Distributions paid per unit	$1.2145	N/A	N/A	N/A	N/A	N/A
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$35,097	$51,085	$31,492	$2,088	$58,931	$(56,164)
Investing activities	$(28,126)	$(31,631)	$(16,723)	$(2,047)	$(34,490)	$58,836
Financing activities	$(16,572)	$(10,048)	$(14,466)	$(1,056)	$(23,426)	$(27,931)
Other financial data:
Adjusted gross margin	$74,647	$64,269	$62,230	$4,364	$57,079	$(1,661,071)
Adjusted EBITDA	$39,500	$34,798	$38,564	$1,864	$(40,412)	$(2,020,618)
Capital expenditures	$28,370	$31,635	$16,732	$2,047	$34,530	$76,192
Balance sheet data (at period end):
Property, plant and equipment, net	$291,530	$276,246	$260,048	$253,706	$252,477	$82,346
Total assets	$544,726	$445,494	$357,131	$297,949	$298,799	$771,797
Long-term debt	$4,562	$87	$—	$—	$—	$—
Partners’ capital (deficit)	$308,321	$304,854	$289,988	$280,214	$280,370	$(1,136,417)
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.0	4.7	4.7	3.9
Percent of Cushing capacity contracted (as of period end)	96%	95%	95%	100%
Transportation volumes (average Bpd)	48,900	29,900	26,600	31,800
Marketing volumes (average Bpd)	21,400	13,200	15,800	2,100
Unloading/Platteville volumes (average Bpd)	43,500	32,400	25,800	21,700

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
Non-GAAP Financial Measures
We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, earnings from equity method investments, and any other non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities plus cash distributions from equity method investments.
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
The following table presents a reconciliation of: (i) Adjusted gross margin to operating income (loss), and (ii) Adjusted EBITDA to net income (loss) and net cash provided by (used in) operating activities, the most directly comparable GAAP financial measures for each of the periods indicated.

		Predecessor
		Subsequent to Emergence			Prior to Emergence
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
	(Unaudited; in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$25,935	$24,861	$22,974	$1,022	$32,713	$(991,520)
Add:
Operating expense	23,302	18,973	20,398	1,536	15,614	298,874
General and administrative expense	12,083	9,843	7,660	1,270	5,813	33,841
Depreciation and amortization expense	12,131	11,379	10,435	818	3,193	2,995
Less:
Impact from derivative instruments:
Total gain (loss) on derivatives, net	149	(386)	403	282	393	2,279,556
Total realized (gain) loss (cash outflow) on derivatives, net	(1,345)	1,173	(1,166)	—	(139)	(1,274,295)
Non-cash unrealized gain (loss) on derivatives, net	(1,196)	787	(763)	282	254	1,005,261
Adjusted gross margin	$74,647	$64,269	$62,230	$4,364	$57,079	$(1,661,071)

		Predecessor
		Subsequent to Emergence			Prior to Emergence
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
	(Unaudited; in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$23,954	$23,235	$23,477	$1,285	$132,552	$(1,088,045)
Add:
Interest expense	1,912	1,823	482	43	1,699	2,907
Depreciation and amortization	12,131	11,379	10,435	818	3,193	2,995
Non-cash equity compensation	308	—	—	—	—	—
(Gain) loss on impairment or sale of assets	(1)	64	67	—	(40)	2,901
Provision for (recovery of) uncollectible accounts receivable	—	(916)	3,340	—	—	(11)
Non-cash reorganization items	—	—	—	—	(24,682)	63,896
Adjustments for plan effects and fresh start accounting	—	—	—	—	(152,880)	—
Less:
Impact from derivative instruments:
Total gain (loss) on derivatives, net	149	(386)	403	282	393	2,279,556
Total realized (gain) loss (cash outflow) on derivatives, net	(1,345)	1,173	(1,166)	—	(139)	(1,274,295)
Non-cash unrealized gain (loss) on derivatives, net	(1,196)	787	(763)	282	254	1,005,261
Adjusted EBITDA	$39,500	$34,798	$38,564	$1,864	$(40,412)	$(2,020,618)

Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$35,097	$51,085	$31,492	$2,088	$58,931	$(56,164)
Less:
Changes in assets and liabilities	(2,849)	18,082	(6,590)	267	101,042	1,967,361
Add:
Interest expense, excluding amortization of debt issuance costs	1,553	1,795	482	43	1,699	2,907
Adjusted EBITDA	$39,499	$34,798	$38,564	$1,864	$(40,412)	$(2,020,618)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Horizontal drilling and hydraulic fracturing continue to increase the production of crude oil in the U.S. As a result, there is increasing demand for the services of midstream companies such as Rose Rock, which can gather, transport and store crude oil as it is moved from the wellhead to refiners and other market participants. We have responded to this demand with additional storage tanks and we are building new crude oil gathering and transportation pipelines.

We, and our significant equity method investee, own gathering systems, transportation pipelines, storage facilities and terminals in the Midwest and Rocky Mountain regions of the U.S.
For the years ended December 31, 2012 and 2011, approximately 79% and 70%, respectively, of our Adjusted gross margin was generated from fee-based services or fixed-margin transactions. For a definition of Adjusted gross margin and a reconciliation of Adjusted gross margin to operating income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Selected Consolidated Financial and Operating Data—Non-GAAP Financial Measures”.
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
Adjusted Gross Margin
We view Adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of crude oil, and our fixed-margin and marketing operations, which do. In particular, Adjusted gross margin provides a way to compare the actual transportation fee received under fixed-fee contracts with the effective transportation fee realized through a fixed-margin transaction. In addition, Adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and cost of products sold. See “Selected Consolidated Financial and Operating Data—Non-GAAP Financial Measures”.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, earnings from equity method investments and any other non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities plus cash distributions from equity method investments. We use Adjusted EBITDA as a supplemental performance and liquidity measure to assess:

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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$32,572	$18,367	$561,689	$7,789	$620,417
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	546,966	—	546,966
Less: Unrealized gain (loss) on derivatives	—	—	(1,196)	—	(1,196)
Adjusted gross margin	$32,572	$18,367	$15,919	$7,789	$74,647

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$24,381	$14,833	$386,252	$5,855	$431,321
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	366,265	—	366,265
Less: Unrealized gain (loss) on derivatives	—	—	787	—	787
Adjusted gross margin	$24,381	$14,833	$19,200	$5,855	$64,269

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing and Platteville and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts, whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2012 and 2011, approximately 59% and 56%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
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

For the years ended December 31, 2012 and 2011, approximately 20% and 14%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2012 and 2011, approximately 21% and 30%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. As we purchase crude oil from suppliers, we may establish either a fixed or a variable margin with future sales by:

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
Commodity Prices
Our fee-based operations have minimal direct exposure to commodity prices. With respect to our fixed-margin and marketing operations, increases or decreases in commodity prices will directly affect revenues generated and the costs of products sold, but generally have significantly lesser impact on Adjusted gross margin. As a result, our fixed-margin and marketing operations are generally not directly affected by the absolute level of crude oil prices, but are affected by overall levels of the supply of, and demand for, crude oil and relative fluctuations in market-related indices at various locations. However, to the extent that we do not enter into “back-to-back” purchase and sale transactions, or we do not cover with a financial hedge, our marketing operations have direct exposure to commodity price volatility.
All of our operations are indirectly affected by commodity prices. Crude oil prices have been highly volatile in the past, and we expect that volatility to continue. The demand for storage capacity results, in part, from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the price of crude oil. The lack of a contango market for crude oil (when the prices for future deliveries are higher than the current prices) negatively affects the demand for our storage assets because the margin between crude oil futures prices relative to spot prices may not cover the cost of purchasing crude oil and holding it in storage. On the other hand, increased volatility in crude oil prices increases the value of these assets by increasing the option value of crude oil stored. Further, the higher the level of absolute crude oil prices, the higher the costs of financing and insuring crude oil in storage, which negatively affects storage economics. Changes in crude oil prices may also indirectly impact the volumes of crude oil we gather, transport and market.
In recent years, Cushing has experienced a shortfall in takeaway pipeline capacity, which has been cited as a principal reason for the decline in the WTI Index price used at Cushing compared to other crude oil price indices. We believe that as takeaway pipeline expansion projects are completed, this price differential will narrow and Cushing will remain an important benchmarking and transportation hub for crude oil in the U.S.
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
Recent Developments
On January 11, 2013, we acquired a one-third interest in SCPL from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units. SCPL owns a 51% membership interest in White Cliffs, giving us an indirect 17% interest in White Cliffs.
In connection with this transaction, we issued and sold 2.0 million common units to third-party purchasers in a private placement. In addition, we exercised the accordion feature of our revolving credit facility and increased the total borrowing capacity under the credit facility from $150 million to $385 million and made a borrowing of approximately $133.5 million under the credit facility. The proceeds from the private placement and the borrowing were used to fund the cash consideration in the transaction with SemGroup and to pay certain related transaction costs and expenses.
White Cliffs has received sufficient binding shipper commitments during its recent open season to move forward with an expansion project which will increase the pipeline capacity from approximately 70,000 barrels per day to about 150,000 barrels per day. Subject to FERC and other regulatory approvals, the expansion is anticipated to be in service in the first half of 2014. Rose Rock will operate the expanded pipeline.

Results of Operations

		Predecessor
	Subsequent to Emergence					Prior to Emergence
	Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Statement of income data:	(in thousands, except per unit data)
Revenues, including revenues from affiliates:
Product	$576,158	$395,301		$158,308	$6,724	$197,203	$3,010,645
Service	44,318	35,801		49,408	3,891	40,281	19,129
Other	(59)	219		365	—	3	10
Total Revenues	620,417	431,321		208,081	10,615	237,487	3,029,784
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	546,966	366,265		146,614	5,969	180,154	3,685,594
Operating	23,302	18,973		20,398	1,536	15,614	298,874
General and administrative	12,083	9,843		7,660	1,270	5,813	33,841
Depreciation and amortization	12,131	11,379		10,435	818	3,193	2,995
Total expenses	594,482	406,460		185,107	9,593	204,774	4,021,304
Operating income (loss)	25,935	24,861		22,974	1,022	32,713	(991,520)
Other expenses (income):
Interest expense	1,912	1,823		482	43	1,699	2,907
Other expense (income), net	69	(197)		(985)	(306)	(1,602)	(806)
Total other expenses (income), net	1,981	1,626		(503)	(263)	97	2,101
Income (loss) before reorganization items	23,954	23,235		23,477	1,285	32,616	(993,621)
Reorganization items gain (loss), including expenses allocated from affiliates	—	—		—	—	99,936	(94,424)
Net income (loss)	$23,954	$23,235		$23,477	$1,285	$132,552	$(1,088,045)
Net income per common unit (basic and diluted)	$1.40	$0.06	(1)	$0.0	$0.0	$0.0	$0.0
Net income per subordinated unit (basic and diluted)	$1.40	$0.06	(1)	$0.0	$0.0	$0.0	$0.0
Distribution paid per unit	$1.2145	N/A		N/A	N/A	N/A	N/A
Adjusted gross margin (2)	$74,647	$64,269		$62,230	$4,364	$57,079	$(1,661,071)
Adjusted EBITDA (2)	$39,500	$34,798		$38,564	$1,864	$(40,412)	$(2,020,618)

(1)	Calculated on net income subsequent to initial public offering on December 14, 2011.
(2)
For a definition of Adjusted gross margin, Adjusted EBITDA and a reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read "—Selected Financial and Operating Data—Non-GAAP Financial Measures".

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

2012 versus 2011
Revenue
Revenue increased in 2012 to $620 million from $431 million in 2011.

		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Gross product revenue	$2,133,054	$1,083,089
Nonmonetary transaction adjustment	(1,555,700)	(688,575)
Net unrealized gain (loss) on derivatives	(1,196)	787
Product revenue	576,158	395,301
Service revenue	44,318	35,801
Other	(59)	219
Total revenue	$620,417	$431,321
Gross product revenue increased in 2012 to $2.1 billion from $1.1 billion in 2011. The increase was primarily due to an increase in the volume sold to 23.2 million barrels, at an average sales price of $92 per barrel, for 2012 from the volume sold of 11.6 million barrels, at an average sales price of $94 per barrel, for 2011.
The increase in sales volume was primarily the result of an increase in buy/sell transactions (as defined above) to 15.4 million barrels in 2012, compared to 6.8 million barrels in 2011. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $1.6 billion and $0.7 billion during 2012 and 2011, respectively, in accordance with ASC 845-10-15.
Service revenue increased in 2012 to $44 million from $36 million for 2011. The increase in service revenue was primarily due to new storage tanks coming on line during 2012.
Costs of Products Sold
Costs of products sold increased in 2012 to $547 million from $366 million in 2011. Costs of products sold reflected reductions of $1.6 billion and $0.7 billion in 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $90 for 2012 from $91 for 2011.
Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—How We Generate Adjusted Gross Margin".) Adjusted gross margin increased in 2012 to $75 million from $64 million in 2011, due to:

•	an increase of $8.2 million in Adjusted gross margin from our storage operations due to the completion of an additional 1.95 million barrels of storage capacity;

•
an increase of $3.5 million in Adjusted gross margin attributable to our fee-based and fixed-margin transportation operations due to an increase in short haul volumes, leading to a decrease in average transportation rates;

•	an increase of $1.9 million in Adjusted gross margin from our Platteville operations resulting from increased unloading volumes of approximately 4.1 million barrels; and

•
a decrease of $3.3 million in Adjusted gross margin from our marketing operations resulting from lower North Dakota spreads due to a shift to rail, a net 2011 market price increase benefit not repeated, partially offset by an increase in Kansas/Oklahoma volumes which historically have lower spreads than North Dakota, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $2 from approximately $4.

Operating Expense
Operating expenses increased in 2012 to $23 million from $19 million during 2011, primarily due to increases in field expense of $2.2 million, maintenance expense of $0.5 million and employment expense of $0.3 million. In addition, in 2011 we had a recovery of $0.9 million of previously reserved accounts receivable.
General and Administrative Expense
General and administrative expense increased in 2012 to $12 million from $10 million in 2011, primarily due to an increase in overhead allocation from SemGroup, as a result of a recently completed transfer pricing study and costs associated with being a publicly traded partnership.
Depreciation
Depreciation increased in 2012 to $12 million from $11 million in 2011. The increase was attributable to the completion of additional storage capacity at Cushing and Platteville.
2011 versus 2010
Revenue
Revenue increased in 2011 to $431 million from $208 million in 2010.

	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands)
Gross product revenue	$1,083,089	$556,518
Nonmonetary transaction adjustment	(688,575)	(397,447)
Net unrealized gain (loss) on derivatives	787	(763)
Product revenue	395,301	158,308
Service revenue	35,801	49,408
Other	219	365
Total revenue	$431,321	$208,081
Gross product revenue increased in 2011 to $1.1 billion from $557 million in 2010. The increase was primarily due to an increase in the average volume sold to 1.0 million barrels per month at an average sales price of $94 per barrel for 2011 from an average volume sold of 0.6 million barrels per month at an average sales price of $79 per barrel for 2010. The increase in volumes sold was attributable to newly contracted fixed-margin volumes as well as the shift, which began in the fourth quarter of 2010, in our Kansas and Oklahoma operations from fee-based transportation agreements, under which the volumes transported are not included in volumes sold and, therefore, do not increase gross product revenue, to fixed-margin transactions, under which the volumes transported are included in volumes sold and therefore increase gross product revenue. The increase in fixed-margin volumes was partially offset by fewer marketing volumes sold.
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
Costs of Products Sold
Costs of products sold increased in 2011 to $366 million from $147 million in 2010. Costs of products sold reflected reductions of $689 million and $397 million in 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the average barrels sold per month described above, combined with an increase in the average per barrel cost of crude oil to $91 for 2011 from $77 for 2010.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—How We Generate Adjusted Gross margin".) Adjusted gross margin increased in 2011 to $64 million from $62 million in 2010, due to:

•
an increase of $10.1 million in Adjusted gross margin from our marketing operations resulting from a higher spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel increased to approximately $4 from approximately $2, partially offset by lower marketing volumes sold;

•	an increase of $0.6 million in Adjusted gross margin from our Platteville operations resulting from increased unloading volumes of approximately 2.4 million barrels;

•
a decrease of $5.1 million in Adjusted gross margin from our storage operations due to a decrease in our average storage rate by $0.08 per barrel for 2011 from 2010, as well as the expiration of the recognition of approximately $4 million of deferred revenues attributable to a prepaid contract in January 2011, partially offset by an increase of approximately 4.5 to 4.8 million barrels in contracted storage capacity; and

•
a decrease of $3.6 million in Adjusted gross margin attributable to our fee-based and fixed-margin transportation operations due to an increase in short-haul volumes, leading to a decrease in average transportation rates.

Operating Expense
Operating expenses decreased in 2011 to $19 million from $20 million during 2010, due primarily to an allowance for uncollectable accounts receivable of $3.3 million recorded during 2010 and to the recovery during 2011 of $1.1 million of these accounts receivable. This decrease was partially offset with increased operating expenses, primarily employment expenses of $0.9 million, field expenses of $0.6 million and outside services of $0.5 million. During 2010, we assumed certain operations in the Bakken Shale area that had previously been managed by SemCanada Crude Company, which is subsidiary of SemGroup.
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

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities and common units. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand and borrowings on our revolving credit facility; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.
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

We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on all of our outstanding common, subordinated and general partner units and meet our capital expenditure commitments for the coming year.
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the years presented (in thousands):

		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows provided by (used in):
Operating activities	$35,097	$51,085	$31,492
Investing activities	(28,126)	(31,631)	(16,723)
Financing activities	(16,572)	(10,048)	(14,466)
Change in cash and cash equivalents	(9,601)	9,406	303
Cash and cash equivalents at beginning of period	9,709	303	—
Cash and cash equivalents at end of period	$108	$9,709	$303

Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income	$23,954	$23,235	$23,477
Non-cash expenses, net	13,993	9,768	14,605
Changes in operating assets and liabilities, net	(2,850)	18,082	(6,590)
Net cash flows provided by operating activities	$35,097	$51,085	$31,492
We experienced operating cash inflows of $35 million during the year ended 2012. Net income of $24 million included $14 million of non-cash expenses. The primary non-cash expenses were $12 million of depreciation and amortization, along with a $1 million net unrealized loss related to derivative instruments. Changes in working capital decreased operating cash flows by $3 million. The primary changes to working capital were an increase to accounts payable and accrued liabilities of $97 million and an increase in accounts receivable of $91 million. The increases to accounts receivable and accounts payable and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions. The impact to accounts receivable and accounts payable is subject to the timing of inventory purchases and sales and the timing of their related payments and collections.
We experienced operating cash inflows of $51 million during the year ended 2011. Net income of $23 million included $10 million of non-cash expenses. The primary non-cash expense was $11 million of depreciation and amortization. Changes in working capital increased operating cash flows by $18 million. The primary changes to working capital were an increase to accounts payable and accrued liabilities of $67 million, an increase in payables to affiliates of $8 million, and an increase in accounts receivable of $57 million. The increases to accounts receivable and accounts payable and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions.
We experienced operating cash inflows of $31 million during the year ended December 31, 2010. Net income of $23 million included $15 million of non-cash expenses, and we used $7 million of cash for working capital. The use of cash for working capital included a $70 million increase in accounts receivable, which was partially offset by a $48 million increase in accounts payable and accrued liabilities, due primarily to a shift in our Kansas and Oklahoma operations from fee-based transportation agreements to fixed-margin transactions. Operating cash flows also included a $17 million decrease in restricted cash. This cash had been temporarily restricted pursuant to an agreement with a customer, and this restriction expired during the year ended December 31, 2010.

Investing Activities
We experienced cash outflows from investing activities related primarily to capital expenditures of $28 million, $32 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively. These capital expenditures related primarily to the construction of storage tanks and other infrastructure at our terminal in Cushing, Oklahoma.
Financing Activities
We experienced net cash outflows from financing activities of $17 million for the year ended December 31, 2012 driven by $91 million in borrowings on our credit facility, $87 million in principal payments on our credit facility, and $21 million in cash distributions to partners.
We experienced net cash outflows from financing activities of $10 million for the year ended December 31, 2011 driven by $127 million of net offering proceeds from completion of our initial public offering on December 14, 2011 and $136 million in distributions to partners.
Prior to the initial public offering, our cash outflows from financing activities consisted primarily of changes in our intercompany accounts with SemGroup and its other controlled subsidiaries. As described in Note 11 of our consolidated financial statements, we participated in SemGroup’s cash management program prior to our initial public offering. Under this program, cash we received from customers was transferred to SemGroup on a regular basis, and when we remitted payments to suppliers, SemGroup transferred cash to us to cover the payments. We recorded these transactions to intercompany accounts, and the change in the intercompany accounts during each period was reported as a net cash flow from financing activities in our consolidated statements of cash flows. Given the nature of this cash management system, we typically had a low balance of cash on hand. As a result, our cash flows from financing activities reflected the transfer to SemGroup of any cash we generated from operating and financing activities, or the receipt from SemGroup of cash to cover any net cash we expended from our operating and financing activities. Our net payments to SemGroup through these intercompany accounts were $20.3 million for the period during 2011 prior to the initial public offering and $14 million for the year ended December 31, 2010.
Revolving Credit Facility
On November 10, 2011, we entered into a five-year senior secured revolving credit facility agreement. The credit facility under this agreement became effective upon completion of our initial public offering on December 14, 2011.

The credit agreement initially provided for a revolving credit facility of $150 million. In September 2012, we amended the credit agreement such that the revolving credit facility may under certain conditions be increased by up to an additional $400 million. The previous agreement provided for an increase of up to $200 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit. All amounts outstanding under the agreement will be due and payable on December 14, 2016.

On January, 11, 2013, the credit facility capacity was increased to $385 million and we borrowed $133.5 million in connection with the purchase of a one-third interest in SCPL from SemGroup and to pay transaction related expenses.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2012, we had outstanding cash borrowings of $4.5 million which incurred interest at the alternate base rate plus an applicable margin. The interest rate at December 31, 2012 was 4.50%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio. At December 31, 2012, there were $41.1 million million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2012, we had $2.7 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.
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
As of December 31, 2012, we were in compliance with our covenants under our credit facility.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $19 million, $26 million and $29 million at December 31, 2012, 2011 and 2010, respectively.
Capital Requirements
The midstream energy business can be capital intensive, requiring significant investment for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•
maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new capital assets) made to maintain our long-term operating income or operating capacity; or

•
expansion related capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term.

During the twelve months ended December 31, 2012, we invested $28.4 million (cash basis), on capital projects . Projected capital expenditures for 2013 include $14 million for expansion projects and $6 million in maintenance projects. In addition, during 2013 we expect to invest $40 million in the expansion of the White Cliffs Pipeline, which will add a second 12-inch line from Platteville, Colorado to Cushing, Oklahoma.
We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by cash from operations, borrowings under our credit facilities and the issuance of debt and equity securities.
Distributions
The following table sets forth cash distributions paid in 2012:

2012 Quarter in Which Distribution Was Paid	Cash Distribution Paid per Common Unit
First	$0.0670
Second	$0.3725
Third	$0.3825
Fourth	$0.3925
The cash distribution paid in the first quarter of 2012 was $0.0670 per unit. This prorated amount corresponds to the minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began on December 15, 2011, immediately after the closing date of our initial public offering, and continued through December 31, 2011. The distribution was paid on February 13, 2012 to all unitholders of record as of February 3, 2012.
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
Customer Concentration
Shell Trading (US) Company, 4K Fuel supply LLC and Vitol S.A., each accounted for more than 10% of our total revenue for the year ended December 31, 2012, at approximately 16%, 12%, and 11%, respectively. Gavilon L.L.C, Vitol S.A., and BP Canada Energy Marketing Corporation, each accounted for more than 10% of our total revenue for the year ended December 31, 2011, at approximately 20%, 18% and 16%, respectively. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were to be unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2012, and our best estimate of the period in which the obligations will be settled:

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-term debt (1)	$—	$—	$—	$4,500	$—	$—
Interest (1)	$1,722	$1,722	$1,722	$1,396	$—	$—
Operating leases	$567	$506	$352	$267	$273	$418
Purchase commitments	$1,092,764	$825,090	$205,163	$—	$—	$—
Capital expenditure project (2)	$39,767	$9,839	$—	$—	$—	$—
Total	$1,134,820	$837,157	$207,237	$6,163	$273	$418
(1) Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2012, and remain constant thereafter until maturity except for required principal payments. Letters of credit fees account for $1.0 million per year in 2013 through 2015 and $0.9 million in 2016.

(2)	This capital expenditure represents our investment in the White Cliffs Pipeline expansion project.
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
In addition to the items in the table above, we have entered into certain derivative instruments that are recorded at fair value on our consolidated balance sheet as of December 31, 2012.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At December 31, 2012 and December 31, 2011, we had outstanding letters of credit of approximately $43.8 million and $39.6 million, respectively.
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
We follow the guidance of ASC 815, “Derivatives and Hedging,” to account for derivative instruments. ASC 815 requires us to mark-to-market all derivative instruments on the balance sheet, and recognize changes in the fair value of non-hedge derivative instruments immediately in earnings. In certain cases, we may apply hedge accounting to our derivative instruments. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether the overall risk is being reduced; and (iii) if there is a correlation between the fair value of the derivative instrument and the underlying hedged item. Changes in the fair value of derivative instruments accounted for as hedges are either recognized in earnings, as an offset to the changes in the fair value of the related hedged item, or deferred and recorded as a component of other comprehensive income and subsequently recognized in earnings when the hedged transactions occur.
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
Additional discussion of the accounting for derivative instruments at fair value is included in Note 4 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
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
While we have disclosed a number of contingencies (as described in Note 6 to our audited consolidated financial statements, which are included in this Form 10-K beginning on page F-1), we have not accrued for any contingent loss at December 31, 2012.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the years ended December 31, 2012, 2011 and 2010.

Light Sweet Crude Oil Futures ($ per Barrel)
Year Ended December 31, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08

Year Ended December 31, 2011
High	$113.93
Low	$75.67
High/Low Differential	$38.26

Year Ended December 31, 2010
High	$91.51
Low	$68.01
High/Low Differential	$23.50

Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity contracted to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our storage facilities. Profit from our marketing activities is dependent on our ability to sell crude oil at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our crude oil marketing activities are generally not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in marked-related indices at various locations.
Based on our open derivative contracts at December 31, 2012, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
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
Prior to our initial public offering, substantially all of our interest expense was incurred at fixed rates. As a result, an increase or decrease in interest rates would have had no material impact on our interest expense for the period during 2011 prior to our initial public offering. We recorded interest expense related to our revolver credit facility of $1.6 million for the year ended December 31, 2012. An increase in interest rates of 1% would have increased our interest expense by $361 thousand for the year ended December 31, 2012.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting as of December 31, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors of our General Partner
We are managed under the direction of the Board of Directors of our sole general partner, Rose Rock GP, which consists of seven members appointed by SemGroup, the parent corporation of our general partner. We refer to the Board of Directors of Rose Rock GP as our Board of Directors. Once a member is appointed to our Board of Directors, such member continues in office until the resignation or removal of such member or until the death of such member. Because the members of our Board of Directors are not elected by unitholders, we do not have a procedure by which unitholders may recommend nominees to our Board of Directors.
Because we are a limited partnership, certain listing standards of the NYSE are not applicable to us. Accordingly, Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner be comprised of a majority of independent directors, and Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner maintain a nominating committee and a compensation committee, each consisting entirely of independent directors, are not applicable to us. However, our Board of Directors has affirmatively determined that three of the seven members of our Board of Directors, Robert E. Dunn, Rodney L. Gray and Mark E. Monroe, have no material relationship with us and are “independent” under our Governance Guidelines and the listing standards of the NYSE.
In evaluating director candidates, SemGroup considers factors that are in the best interests of the Partnership and its unitholders, including the knowledge, experience, integrity and judgment of each candidate; the potential contribution of each candidate to the diversity of backgrounds, experience and competencies that the Board desires to have represented on the Board; each candidate’s ability to devote sufficient time and effort to his or her duties as a director; and any core competencies or technical expertise necessary to staff Board committees. In addition, SemGroup assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct the affairs and business of the Partnership.
The Audit Committee
Our Board of Directors has appointed an Audit Committee consisting of three members of our Board of Directors, each of whom (Messrs. Dunn, Gray and Monroe) are independent under our Governance Guidelines and the listing standards of the NYSE. Our guidelines for determining the independence of members of the Audit Committee are included in our Governance Guidelines. The Board of Directors has determined that two members of the Audit Committee qualify as an “audit committee financial expert” as defined by the rules of the SEC (Messrs. Gray and Monroe).
The Audit Committee has oversight responsibility with respect to the integrity of our financial statements, the performance of our internal audit function, the independent registered public accountant’s qualifications and independence and our compliance with legal and regulatory requirements. The Audit Committee directly appoints, retains, evaluates and may terminate our independent registered public accounting firm. The Audit Committee reviews our annual audited and quarterly unaudited financial statements. The Audit Committee has all other responsibilities required by the applicable NYSE listing standards and applicable SEC rules. Our Board of Directors has adopted a written charter for our Audit Committee which is available online and may be printed from our website at www.rrmidstream.com and is also available from the corporate secretary of our general partner.
The Conflicts Committee
Our Board of Directors has appointed a Conflicts Committee consisting of the three members of our Board of Directors (Messrs. Dunn, Gray and Monroe) who are independent under our Governance Guidelines and the listing standards of the NYSE and who are not also executive officers or members of the Board of Directors of SemGroup. The Conflicts Committee has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict is “fair and reasonable” to our unitholders. In making any such determination, the Conflicts Committee has the authority to engage advisors to assist it in carrying out its duties.
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
Our Audit Committee oversees risk issues associated with our overall financial reporting and disclosure process and legal compliance, as well as reviews policies and procedures on risk control assessment and accounting risk exposure, including our business continuity and disaster recovery plans. The Audit Committee meets with the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer, Director - Risk Management and Director – Internal Audit as well as our independent registered public accounting firm in executive sessions, at which risk issues are discussed, at each of its in-person meetings during the year.
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

Name	Age	Position with Rose Rock GP
Norman J. Szydlowski	61	President, Chief Executive Officer and Chairman
Peter L. Schwiering	68	Chief Operating Officer and Director
Robert N. Fitzgerald	53	Senior Vice President, Chief Financial Officer and Director
Timothy R. O'Sullivan	56	Vice President and Director
Robert E. Dunn	61	Director, Audit Committee member and Conflicts Committee member
Rodney L. Gray	60	Director, Conflicts Committee Chairman and Audit Committee member
Mark E. Monroe	58	Director, Audit Committee Chairman and Conflicts Committee member
Candice L. Cheeseman	57	General Counsel and Secretary
Paul F. Largess	62	Vice President, Chief Accounting Officer and Controller
Norman J. Szydlowski. Mr. Szydlowski has served as the President and Chief Executive Officer and Chairman of the Board of Directors of Rose Rock Midstream GP, LLC since August 2011. Mr. Szydlowski has also served as a director and as

President and Chief Executive Officer of SemGroup Corporation since November 2009. From January 2006 until January 2009, Mr. Szydlowski served as president and chief executive officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. Mr. Szydlowski serves on the board of directors of NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP, an owner and operator of midstream wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services.
As the current President and Chief Executive Officer of SemGroup Corporation, Mr. Szydlowski provides a management representative on the Board of Directors of our general partner with knowledge of the day-to-day operations of SemGroup obtained as a result of his role. Thus, he can facilitate the board’s access to timely and relevant information and its oversight of management’s strategy, planning and performance. In addition, Mr. Szydlowski brings to the board considerable management and leadership experience, most recently as president and chief executive officer of Colonial Pipeline Company, and extensive knowledge of the energy industry and of our business gained during his over 32-year career in the energy business.
Peter L. Schwiering. Mr. Schwiering has served as the Chief Operating Officer and a director of Rose Rock Midstream GP, LLC since August 2011. He also serves as Vice President of SemGroup Corporation, a position he has held since February 2012, and as President of Rose Rock Midstream Crude, L.P., a position he has held since August 2011. Mr. Schwiering joined SemCrude, L.P. in 2000 as Vice President of Operations. Prior to joining Rose Rock Midstream Crude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company’s manager of business development – Western Region, based in Oklahoma. Mr. Schwiering’s over 40 years of experience in the energy industry, along with his knowledge of our assets from his experience as president of SemCrude, L.P., provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Robert N. Fitzgerald. Mr. Fitzgerald has served as the Senior Vice President and Chief Financial Officer, a director of Rose Rock Midstream GP, LLC since August 2011. Mr. Fitzgerald joined SemGroup Corporation in November 2009 and serves as SemGroup Corporation’s Senior Vice President and Chief Financial Officer. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from February 2008 to November 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from December 2006 until February 2008 as executive vice president of LinkAmerica Corp. and from January 2003 until December 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From January 2000 until January 2003, he served as vice president, finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant. Mr. Fitzgerald’s 25+ years of financial and operational experience, in general, and experience in the energy industry, in particular, including his experience with SemGroup Corporation, provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Timothy R. O’Sullivan. Mr. O’Sullivan has served as the Vice President and a director of Rose Rock Midstream GP, LLC since August 2011. Mr. O’Sullivan also serves as Vice President, Corporate Planning and Strategic Initiatives of SemGroup Corporation, a position he has held since April 2010. From February 2005 until April 2010, he served as President and Chief Operating Officer of SemGas, L.P. From 2001 until joining SemGroup Corporation, Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. He is a certified public accountant. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee. Mr. O’Sullivan’s experience with SemGroup Corporation and its affiliates along with his over 30 years of experience in the energy industry provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Robert E. Dunn. Mr. Dunn has served as a director of Rose Rock Midstream GP, LLC and a member of its Audit Committee and its Conflicts Committee since December 2012. Since August 2012, Mr. Dunn has served as president and chief executive officer of Prism Midstream LLC, a Texas based oil and gas company. In 2000, Mr. Dunn founded Prism Gas Systems to develop and acquire midstream assets. In 2005, that company was acquired by Martin Midstream Partners, a publicly traded master limited partnership engaged in storage, transportation and distribution of petroleum products, where Mr.

Dunn continued as senior vice president until 2012. From 1982-1999, he was employed by Union Pacific Resources Company, an independent oil and gas exploration and production company, last serving as vice president of gathering and processing. Beginning his career in the energy industry in 1975, Mr. Dunn's background includes significant acquisition and organic growth experience as well as oil and natural gas operation and management. Mr. Dunn has a master's degree in business administration from Harvard Business School and a bachelor of science degree in civil engineering from the University of Tennessee. Mr. Dunn has nearly 40 years of experience in the energy industry and provides a vast knowledge and understanding of the midstream sector. This industry knowledge and executive-level leadership experience make him a valued contributor to our Board.
Rodney L. Gray. Mr. Gray has served as a director of Rose Rock Midstream GP, LLC and the Chairman of its Conflicts Committee and a member of its Audit Committee since December 2011. From June 2009 until June 2010, Mr. Gray served as Chief Financial Officer and Executive Vice President of Cobalt International Energy, Inc. From 2003 to April 2009, Mr. Gray served as Chief Financial Officer of Colonial Pipeline, an interstate carrier of petroleum products. He currently serves as Chairman of both the audit and risk management committee and the conflicts committee of the board of directors of Regency Energy Partners LP. Mr. Gray received a Bachelor of Science degree in Accounting from the University of Wyoming and a Bachelor of Science degree in Mathematics and Economics from Rock Mountain College in Billings, Montana. Mr. Gray brings more than 30 years of experience in the energy industry, including as an executive with financial leadership responsibility, to the board. He also has experience serving as an independent member of the board of directors of a master limited partnership. We believe that this experience provides him with the necessary skills to serve on the Board of Directors of our general partner and its Audit Committee.
Mark E. Monroe. Mr. Monroe has served as a director of Rose Rock Midstream GP, LLC and Chairman of its Audit Committee and a member of its Conflicts Committee since December 2011. Mr. Monroe served as President and Chief Operating Officer of Continental Resources, Inc., an NYSE-listed oil and gas exploration and production company, from October 2005 until his retirement in October 2008. Mr. Monroe has been a director of Continental Resources since November 2001, and currently serves as Chairman of its audit committee. Mr. Monroe was a consultant and served as a member of the board of directors of Unit Corporation, an NYSE-listed onshore drilling and oil and gas exploration and production company, from October 2003 through October 2005. Mr. Monroe served in various positions with Louis Dreyfus Natural Gas Corp beginning in 1980, including serving as its Chief Executive Officer and President from August 1996 until its merger with Dominion Resources, Inc. in October 2001. He currently serves on the board of directors of the Oklahoma Independent Petroleum Association. He has served as Chairman of the Oklahoma Independent Petroleum Association, and has served on the Domestic Petroleum Council and the National Petroleum Council, as well as on the boards of directors of the Independent Petroleum Association of America, the Oklahoma Energy Explorers, and the Petroleum Club of Oklahoma City. Mr. Monroe is a certified public accountant and received his B.A. in business administration from the University of Texas at Austin. Mr. Monroe brings extensive executive and financial experience to the board from his positions as Chief Executive Officer, President and Chief Financial Officer at various publicly-traded oil and gas companies and his background as a certified public accountant. We believe these experiences and skills qualify him to serve on the Board of Directors of our general partner and its Audit Committee.
Candice L. Cheeseman. Ms. Cheeseman has served as the General Counsel and Secretary of Rose Rock Midstream GP, LLC since August 2011. Ms. Cheeseman joined SemGroup Corporation in February 2010 and serves as SemGroup Corporation’s General Counsel and Secretary. Prior to joining SemGroup Corporation, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since May 2004. In September 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in January 2008. Prior to Global Power, she was employed by WilTel Communications Group, an internet, data, voice and video service provider, where she served in a variety of capacities, including general counsel and secretary, commencing in November 2002. Ms. Cheeseman has been a practicing attorney for two decades serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area.
Paul F. Largess. Mr. Largess has served as the Vice President, Chief Accounting Officer and Controller of Rose Rock Midstream GP, LLC since August 2011. He has also serves as Vice President, Chief Accounting Officer and Controller of SemGroup Corporation, a position held since November 2009. From 2007 to 2009, he worked as a consultant and at the University of Tulsa as an adjunct professor of accounting. Mr. Largess retired as controller of CITGO Petroleum Corporation in 2006, after 21 years of service in a number of positions in accounting, finance and audit. He serves on the board of directors of ADDvantage Technologies Group, Inc., as chairman of its audit committee and as a member of its corporate governance committee and nominating committee. Mr. Largess graduated from the University of Tulsa with a Bachelor of Science in business administration degree in accounting and is a certified public accountant.

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
Web Access
We provide access through our website at www.rrmidstream.com to current information relating to Partnership governance, including our Audit Committee Charter, Conflicts Committee Charter, our Code of Business Conduct and Ethics, our Code of Ethics for CEO and Senior Financial Officers, our Governance Guidelines and other matters impacting our governance principles. You may access copies of each of these documents from our website. You may also contact the office of the secretary of Rose Rock GP for printed copies of these documents free of charge. Our website and any contents thereof are not incorporated by reference into this Form 10-K.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during and with respect to the 2012 fiscal year or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during 2012 our reporting persons complied with all applicable filing requirements in a timely manner.

Item 11. Executive Compensation
Compensation Discussion and Analysis
All of our executive officers and other employees necessary for our business to function are employed and compensated by SemGroup, subject to reimbursement by us. We and our general partner were formed in 2011. We are managed by the executive officers of our general partner. Executive officers include our principal executive officer, Norman J. Szydlowski, our principal financial officer, Robert N. Fitzgerald, our General Counsel and Secretary, Candice L. Cheeseman, our Vice President, Tim O'Sullivan and our Chief Operating Officer, Peter L. Schwiering (collectively, our “named executive officers”). Each of our named executive officers is also a named executive officer of SemGroup and, with the exception of Mr. Schwiering, our named executive officers devote less than a majority of their total business time to our general partner. Compensation described in the Summary Compensation Table below with respect to the named executive officers reflects only the portion of the compensation expense that is payable by us, which includes (1) all of the expense of awards made to our named executive officers under the Rose Rock Midstream Equity Incentive Plan (the “EIP”) and (2) the amount allocated to us by SemGroup (and reimbursed to SemGroup by us), which is determined by the amount of time each named executive officer actually spent working for us relative to the amount of time each spent working for SemGroup. Compensation described below in the Grants of Plan-Based Awards During 2012 table and the Outstanding Equity Awards at Fiscal Year-End 2012 table reflects only the expense of awards made to our named executive officers under the EIP.
Neither we nor our general partner have a compensation committee. Except for awards made under the EIP, the named executive officers of our general partner are compensated directly by SemGroup. All decisions as to the compensation of the named executive officers of our general partner who are involved in our management (other than decisions to make awards under the EIP, which awards are determined and approved by the SemGroup board of directors, which are then approved by the Board of Directors of our general partner) are made by the Compensation Committee of SemGroup. Therefore, other than with respect to awards made under the EIP, we do not have any policies or programs relating to compensation of the named executive officers of our general partner and we make no decisions relating to such compensation. None of the named executive officers of our general partner have employment agreements with us. A full discussion of the policies and programs of the Compensation Committee of SemGroup will be set forth in the proxy statement of SemGroup's 2013 annual meeting of stockholders which will be available upon its filing on the SEC website at http://www.sec.gov and on SemGroup's website at http://semgroupcorp.com under the heading “Investors—SEC Filings.” The compensation paid by SemGroup to our named executive officers is allocated to us and reimbursed by us to SemGroup.
To determine the value of equity awards to be granted to the named executive officers under the EIP, the Board of Directors of our general partner considers the following factors:
•the named executive officer's impact on our performance and ability to create value;
•our long-term business objectives;
•awards made to executives in similar positions with other comparably sized energy companies; and
•the named executive officer's performance.
Role of the Independent Compensation Consultant
The Board of Directors of our general partner retained Mercer (US) Inc. to serve as its independent compensation consultant on matters related to non-employee director compensation. Mercer performs no other services for us. The Board of Directors of our general partner has assessed the independence of Mercer pursuant to SEC rules and concluded that Mercer's work for the Board of Directors of our general partner does not raise any conflict of interest.
Board Report on Compensation
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
The Board of Directors of Rose Rock GP:
Norman J. Szydlowski
Peter L. Schwiering
Robert N. Fitzgerald
Timothy O'Sullivan
Robert E. Dunn

Rodney L. Gray
Mark E. Monroe
Equity Incentive Plan
Our general partner has adopted the EIP for the employees and directors of our general partner and its affiliates, including SemGroup, and any consultants who perform services for us, our general partner and any of our and our general partner's affiliates, including SemGroup. The description of the EIP set forth below is a summary of the material features of the EIP.
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
Administration
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

Options
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
In general, an option will become exercisable over a period determined by our Board of Directors. An option may be exercised for all, or from time to time any part, of the common units for which it is then exercisable. The aggregate exercise price for the common units as to which an option is exercised must be paid in full at the time of exercise. At the participant's election, the exercise price may be paid (i) in cash, (ii) in common units with a fair market value equal to the aggregate exercise price for the common units being purchased (to the extent permitted, and subject to conditions imposed, by the Board of Directors of our general partner), (iii) partly in cash and partly in common units (to the extent permitted, and subject to conditions imposed, by the Board of Directors of our general partner), or (iv) if there is a public market for the common units at the time of exercise, through the delivery of irrevocable instructions to a broker to sell common units obtained upon the exercise of the option and to deliver promptly an amount out of the proceeds of such sale equal to the aggregate exercise price for the common units being purchased.
Unit Appreciation Rights
A unit appreciation right represents the right to receive the appreciation in the value of a specified number of common units on the date of exercise over the grant price of such unit appreciation right, as determined by our Board of Directors on the date of grant. Payment on a unit appreciation right will be made either in cash, common units, other property or any combination thereof, as determined by our Board of Directors in its sole discretion. Unit appreciation rights may be granted to such eligible individuals and with such terms as our Board of Directors may determine that are consistent with the EIP. However, a unit appreciation right must have a grant price greater than or equal to the fair market value of a common unit on the date of grant. The term of each unit appreciation right will be determined by our Board of Directors at the time of grant, but in no event shall such term be greater than ten years from the date of grant.

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
Restricted Units
A restricted unit is a common unit that is subject to forfeiture upon the occurrence of certain specified events. Restricted units may be granted to such eligible individuals and with such terms as our Board of Directors may determine that are consistent with the EIP. Each award agreement evidencing a restricted unit will specify the restriction period(s), the number of restricted units subject to the award, and the performance, employment or other conditions (including termination as the result of death, disability or other reason) under which the restricted units will vest or be forfeited. Our Board of Directors may condition the grant of restricted units or the expiration of the restriction period(s) upon the participant's achievement of one or more performance goal(s) specified in the award agreement. If the participant fails to achieve the specified performance goal(s), our Board of Directors will not grant the restricted units to the participant or the participant will forfeit such restricted units, as applicable. At the end of the restriction period(s), the restrictions imposed under the EIP and the applicable award agreement will lapse and the vested common units will be delivered to the participant. Our Board of Directors will determine and set forth in the participant's award agreement whether or not the participant shall have the right to exercise voting rights with respect to the restricted units during the restriction period(s).

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
Phantom Units
A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our Board of Directors, cash equivalent to the value of a common unit. Our Board of Directors will determine the number of phantom units to be granted to a participant, the restriction period, the conditions under which the phantom units may vest or be forfeited, which conditions may include, without limitation, accelerated vesting upon the achievement of specified performance goals, and such other terms and conditions as the Board of Directors of our general partner may establish, including whether distribution equivalent rights will be granted with respect to such phantom units. If the participant fails to achieve the specified performance goal(s) set forth in applicable award agreement, our Board of Directors will not grant the phantom units to the participant or the participant will forfeit such phantom units, as applicable. Upon vesting of each phantom unit, the participant shall receive one common unit or cash equal to the fair market value of a common unit on the date of vesting, as determined by our Board of Directors in its discretion. All unvested phantom units shall be forfeited by the participant except as otherwise provided by the applicable award agreement, upon termination of a participant's service for any reason during the applicable restriction period.
Other Unit-Based Awards
Our Board of Directors, in its sole discretion, may grant other unit-based awards, including awards of common units and awards that are valued, in whole or in part, by reference to, or are otherwise based on, the fair market value of common units. Such other unit-based awards will be granted on such conditions as our Board of Directors may determine, including the right to receive one or more common units (or the equivalent cash value of such common units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of certain performance goals. Other unit-based awards may be granted alone or in addition to any other awards granted under the EIP. Our Board of Directors will determine to whom and when other unit-based awards will be made, the number of common units to be awarded under (or otherwise related to) such other unit-based awards, whether such other unit-based awards will be settled in cash, common units or a combination of cash and common units, and all other terms and conditions of such awards.

Distribution Equivalent Rights
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
Summary Compensation Table
The following table sets forth certain information with respect to (1) our compensation of our general partner's named executive officers for the year ended December 31, 2012, which is the only period reflected in the below table in which we compensated our general partner's named executive officers directly through awards of restricted units under our EIP and (2) SemGroup's compensation of our general partner's named executive officers attributable to us for the year ended December 31, 2012 and for the period beginning on December 1, 2011 and ending on December 31, 2011, which is the period in 2011 for which SemGroup sought reimbursement from us. We and our general partner were formed in 2011; therefore, we incurred no cost or liability with respect to compensation of our named executive officers, nor has our general partner accrued any liabilities for incentive compensation for our named executive officers for the period from January 1, 2011 to November 30, 2011, or for the year ended December 31, 2010. Accordingly, we are not presenting any compensation information for such historical periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Norman J. Szydlowski President and Chief	2012	142,747	—	334,776	—	140,885	—	2,250	620,658
Executive Officer	2011	12,032	—	17,775	—	8,781	—	602	39,190
Robert N. Fitzgerald Senior Vice President and Chief	2012	118,357	—	161,317	—	94,127	—	657	374,458
Financial Officer	2011	7,295	—	6,250	—	4,938	—	365	18,848
Candice L. Cheeseman General Counsel	2012	76,831	—	102,757	—	60,971	—	3,125	243,684
and Secretary	2011	6,319	—	3,959	—	4,333	—	316	14,927
Timothy R. O’Sullivan Vice President Corporate Planning and Strategic	2012	51,009	—	71,140	—	34,382	—	1,925	158,456
Initiatives	2011	3,795	—	2,325	—	2,490	—	190	8,800
Peter L. Schwiering Chief Operating	2012	213,577	—	227,908	—	189,278	—	9,375	640,138
Officer - Rose Rock	2011	17,583	—	10,937	—	13,500	—	719	42,739

(1)
Represents the grant date fair value attributable to us computed in accordance with ASC 718 “Stock Compensation,” of the shares of restricted stock of SemGroup and performance share units granted under SemGroup’s equity incentive plan and units of Rose Rock granted under Rose Rock's Equity Incentive Plan. The assumptions used to value the SemGroup stock awards are included in Note 19 to SemGroup’s consolidated financial statements contained in SemGroup’s Annual Report on Form 10-K for the year ended December 31, 2012. The assumptions used to value the Rose Rock unit awards are included in Note 7 of our consolidated financial statements beginning on page F-1 of this Form 10-K. The amounts shown do not represent amounts paid to such executive officers.

Rose Rock has not issued any performance based awards. The value included above for the SemGroup performance share units is based on 100 percent of the performance share units vesting at the end of the three-year performance period. Using the maximum number of shares of SemGroup issuable upon vesting of the performance share units (150 percent of the units granted), the aggregate grant date fair value of the performance share units attributable to us would be as follows:

Name	2012 (a)	2011
Norman J. Szydlowski	$159,978	$26,662
Robert N. Fitzgerald	$96,495	$9,375
Candice L. Cheeseman	$56,046	$5,938
Timothy R. O’Sullivan	$33,997	$3,487
Peter L. Schwiering	$157,776	$16,405
(a) Based on price per share of $27.09

(2)	Reflects the amounts attributable to us for awards under SemGroup’s short-term incentive program based on achievement of certain performance metrics specified therein.

(3)	Represents amounts attributable to us under SemGroup’s 401(k) matching contribution.

Grants of Plan-Based Awards During 2012
The following table provides information about restricted units granted to our named executive officers during the year ended December 31, 2012. No stock options were granted to our named executive officers in 2012. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

									All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Norman J. Szydlowski	1/19/12	01/06/12	—	—	—	—	—	—	7,191	—	—	$148,135
Robert N. Fitzgerald	1/19/12	01/06/12	—	—	—	—	—	—	2,366	—	—	$48,740
Candice L. Cheeseman	1/19/12	01/06/12	—	—	—	—	—	—	1,814	—	—	$37,368
Timothy R. O'Sullivan	1/19/12	01/06/12	—	—	—	—	—	—	1,528	—	—	$31,477
Peter L. Schwiering	1/19/12	01/06/12	—	—	—	—	—	—	3,404	—	—	$70,122

(1)	These restricted unit awards were granted under our EIP and are described in the Outstanding Equity Awards at Fiscal Year-End 2012 table below.
(2)
Represents the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures, of the restricted units granted under our EIP. The assumptions used to value the awards are included in Note 7 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End 2012
The following table shows the outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Norman J. Szydlowski	—	—	—	—	—	7,191	$226,301	—	—
Robert N. Fitzgerald	—	—	—	—	—	2,366	$74,458	—	—
Candice L. Cheeseman	—	—	—	—	—	1,814	$57,087	—	—
Timothy R. O'Sullivan	—	—	—	—	—	1,528	$48,086	—	—
Peter L. Schwiering	—	—	—	—	—	3,404	$107,124	—	—

(1)	Vesting dates for restricted units have a 3-year cliff vesting period from the date of grant.
(2)	Based on the closing price of our common units ($31.47 at December 31, 2012), as reported on the New York Stock Exchange.

Potential Payments upon Termination or Change of Control as of December 31, 2012

Each award agreement pursuant to which our named executive officers have been granted restricted units under our EIP provides that (1) if such named executive officer is terminated for Good Reason, within two (2) years after a Change of Control, all unvested restricted common units shall vest and become nonforfeitable on the date of such termination and (2) if such named executive officer is involuntarily terminated without Cause, then any unvested restricted common units shall become fully vested upon such termination. The award agreements use the following definitions:

“Cause” means, with respect to a named executive officer, one or more of the following:

•	the plea of guilty or nolo contendere to, or conviction of, the commission of a felony offense;

•	any act of willful fraud, dishonesty or moral turpitude that causes a material harm to us;

•	gross negligence or gross misconduct with respect to us;

•	willful and deliberate failure to perform his or her employment duties in any material respect; or

•	breach of a material written employment policy of ours to which the named executive officer is subject;

provided, however, that in the case of a named executive officer who has an employment agreement with us in which “Cause” is defined, “Cause” shall be determined in accordance with such definition. None of our named executive officers currently have an employment agreement with us.

“Good Reason” means the occurrence of one or more of the following without the consent of the named executive officer:

•	a material reduction in the named executive officer's base salary or incentive compensation opportunity (other than a general reduction that affects all similarly situated employees equally);

•	a material reduction of the named executive officer's duties and responsibilities or an adverse change in the named executive officer's title; or

•	a transfer of the named executive officer's primary workplace by more than thirty-five (35) miles from the location of the named executive officer's current primary workplace;

provided that the named executive officer shall first have given us written notice that an event or condition constituting Good Reason has occurred and specifying in reasonable detail the circumstances constituting such Good Reason within thirty (30) days after such occurrence, and we shall have a period of thirty (30) days after receiving such written notice to effectively cure or remedy such occurrence; and provided, further, that in the case of a named executive officer who has an employment agreement with us in which “Good Reason” is defined, “Good Reason” shall be determined in accordance with such definition. None of our named executive officers currently have an employment agreement with us.

“Change of Control” means the occurrence of any of the following events:

•
any sale, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our general partner's or Rose Rock's assets to any other person, unless immediately following such sale, exchange or other transfer such assets are owned, directly or indirectly, by our general partner or Rose Rock, as the case may be, or our general partner or Rose Rock, as the case may be, owns or controls such other person;

•	the dissolution or liquidation of our general partner or Rose Rock;

•
the consolidation or merger of our general partner or Rose Rock with or into another person, other than any such transaction where (i) the outstanding voting securities of our general partner or Rose Rock, as the case may be, are changed into or exchanged for voting securities of the surviving person or its parent and (ii) the holders of the voting securities of our general partner or Rose Rock, as the case may be, immediately prior to such transaction own, directly or indirectly, not less than a majority of the outstanding voting securities of the surviving person or its parent immediately after such transaction; or

•
a “person” or “group” (within the meaning of Sections 13(d) or 14(d)(2) of the Exchange Act) other than our general partner, Rose Rock or affiliates being or becoming the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of more than 50% of all of the then outstanding voting securities of our general partner or Rose Rock, except in a merger or consolidation that would not constitute a Change of Control under the third clause of this definition.

The following table shows the value of restricted common unit awards that would vest upon a Change of Control event (followed by a termination for Good Reason within two years of such Change of Control) or upon a termination without Cause, in each case assuming a termination date of December 31, 2012, and using the closing price of our common units of $31.47 (as reported on the New York Stock Exchange) as of December 31, 2012. These amounts are estimates only. The actual amounts can only be determined at the time of such named executive officer's separation from us.

Name	Acceleration of Restricted Common Unit Awards
Norman J. Szydlowski	$226,301
Robert N. Fitzgerald	$74,458
Candice L. Cheeseman	$57,087
Timothy R. O'Sullivan	$48,086
Peter L. Schwiering	$107,124
Other Compensation Tables
We have not included tables with information about option exercises and stock vested, pension benefits, and non-qualified deferred compensation because there is nothing to include in such tables for 2012.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner's Board of Directors is not required to maintain, and does not maintain a compensation committee. During 2012, Norman J. Szydlowski, served as our general partner's President and Chief Executive Officer, Chairman of the Board of Directors and also served as President and Chief Executive Officer of SemGroup. Also, during 2012, Robert N. Fitzgerald, Timothy O'Sullivan and Peter L. Schwiering, who were a directors of our general partner, also served as executive officers of SemGroup. However, all compensation decisions with respect to each of these persons are made by SemGroup and none of these individuals receive any compensation directly from us or our general partner, other than awards under our EIP. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and SemGroup.

Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SemGroup perform services on our behalf. Please read “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from SemGroup's compensation policies and practices, please read SemGroup's 2013 Proxy Statement. We have made awards of restricted units subject to time-based vesting under our EIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the restricted units retain value even in a depressed market.
Compensation of Directors
The officers or employees of our general partner or of SemGroup who also serve as directors of our general partner will not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of SemGroup receive compensation for their service as directors consisting of a $70,300 annual cash retainer and restricted units worth $59,300 (increased to $59,300 for the plan year beginning December 1, 2012 and ending November 30, 2013, from $39,300 for the plan year beginning December 1, 2011 and ending November 30, 2012), which will vest on the first anniversary of the date of grant. The chairman of the Conflicts Committee and Audit Committee will receive additional annual cash retainers in the amount of $7,500 and $15,000, respectively. In addition, non-employee directors will be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.
Director Compensation Table for 2012
The following table sets forth the compensation of our non-employee directors in 2012.

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Dunn	$4,815	(1)	$58,762	—	—	—	—	$63,577
Rodney L. Gray	$77,800		$97,739	—	—	—	—	$175,539
Mark E. Monroe	$85,300		$97,739	—	—	—	—	$183,039

(1)	This amount reflects a pro rated retainer amount earned for the period beginning December 6, 2012 and ending December 31, 2012.
(2)
These amounts represent the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures of the restricted units granted. The assumptions used to value the awards are included in Note 7 to our consolidated financial statements contained herein. The following table provides information on the restricted unit awards in 2012 for the directors. The following table represents all restricted unit awards outstanding as of December 31, 2012.

Name	Award Date (b)	# of Units Awarded	Grant Date Fair Value ($/Unit)	Grant Date Fair Value of Restricted Unit Awards ($)
Robert E. Dunn (a)	12/06/12	1,246	$31.12	$38,762
	12/11/12	657	$30.45	$20,000
Rodney L. Gray	01/19/12	1,866	$20.60	$38,439
	12/01/12	1,192	$32.98	$39,300
	12/11/12	657	$30.45	$20,000
Mark E. Monroe	01/19/12	1,866	$20.60	$38,439
	12/01/12	1,192	$32.98	$39,300
	12/11/12	657	$30.45	$20,000

(a)	Award granted to Mr. Dunn on December 6, 2012, reflect pro-rated Annual Equity Grant earned for the period beginning December 6, 2012 and ending November 30, 2013.
(b)
Awards granted to Messrs. Gray and Monroe on January 19, 2012, reflect pro-rated Annual Equity Grants earned for the Board plan year December 8, 2011 through November 30, 2012. Awards granted in December 2012 reflect the Annual Equity Grants earned for the Board plan year December 1, 2012 through November 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth certain information regarding the beneficial ownership of units that, as of January 31, 2013, are held by:

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
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options held by that person that are currently exercisable or exercisable within 60 days of January 31, 2013, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentage of units beneficially owned is based on a total of 11,893,581 common units and 8,389,709 subordinated units outstanding.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
SemGroup Corporation (2)	2,889,709	24.3%	8,389,709	100%	55.60%
Invesco Ltd. (3)	610,867	5.1%	—	—	3.0%
ClearBridge Investments, LLC (4)	657,980	5.5%	—	—	3.2%
Goldman Sachs Asset Management, L.P. (5)	712,150	6.0%	—	—	3.5%
Norman J. Szydlowski (6)	15,000	*	—	—	*
Peter L. Schwiering	5,000	*	—	—	*
Robert N. Fitzgerald	3,000	*	—	—	*
Timothy O’Sullivan	2,500	*	—	—	*
Robert E. Dunn	—
Rodney L. Gray	1,936	*	—	—	*
Mark E. Monroe	6,936	*	—	—	*
Candice L. Cheeseman	5,000	*	—	—	*
Paul F. Largess	—	*	—	—	*
All directors and executive officers as a group (9 persons)	39,372	*	—	—	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)	SemGroup may be deemed to beneficially own the 2,889,709 common units and 8,389,709 subordinated units beneficially owned by Rose Rock Midstream Holdings, LLC.

(3)
This information is as of December 31, 2012, as reported in a Schedule 13G/A filed by Invesco Ltd., 1555 Peachtree Street NE, Atlanta, GA 30309. The Schedule 13G/A reports that Invesco Ltd. has the sole investment power with respect to all of the reported units and sole voting power with respect to 552,961 of the reported units.

(4)
This information is as of December 31, 2012, as reported in a Schedule 13G filed by ClearBridge Investments, LLC, 620 8th Avenue, New York, NY 10018. The Schedule 13G reports that ClearBridge Investments, LLC has the sole voting and investment power with respect to the reported units.

(5)
This information is as of December 31, 2012, as reported in a Schedule 13G filed by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC, 200 West Street, New York, NY 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and investment power with respect to the reported units.

(6)	The units are held of record by the Szydlowski Family Trust of which Mr. Szydlowski is the trustee.

The following table sets forth, as of January 31, 2013, the number of shares of SemGroup’s Class A common stock owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group. None of the directors or executive officers beneficially owns any of SemGroup’s Class B common stock.

Name of Beneficial Owner(1)	Shares of Class A Common Stock Owned Directly or Indirectly	Shares of Class A Common Stock Underlying Options Exercisable Within 60 Days	Total Shares of Class A Common Stock Beneficially Owned (2)	Percentage of Total Shares of Class A Common Stock Beneficially Owned
Norman J. Szydlowski (3)	146,635	—	146,635	*
Peter L. Schwiering	11,764	—	11,764	*
Robert N. Fitzgerald	28,849	—	28,849	*
Timothy O’Sullivan	13,285	—	13,285	*
Robert E. Dunn	—	—	—	—
Rodney L. Gray	—	—	—	—
Mark E. Monroe	—	—	—	—
Candice L. Cheeseman	23,254	—	23,254	*
Paul F. Largess	8,640	—	8,640	*
All directors and executive officers as a group (9 persons)	232,427	—	232,427	*

*	Less than 1%.

(1)	The address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)	Shares beneficially owned include shares of restricted Class A common stock held by the directors and executive officers over which they have voting power but not investment power.

(3)	Of the 146,635 shares held by Mr. Szydlowski, 109,800 shares are held of record by the Szydlowski Family Trust, of which Mr. Szydlowski is the trustee.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to the securities that may be issued under the Rose Rock Midstream Equity Incentive Plan as of December 31, 2012. For more information regarding the Rose Rock Midstream Equity Incentive Plan, which did not require approval by our unitholders, please see “Item 11. Executive Compensation – Equity Incentive Plan.”

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	796,040	(2)
Total	—	—	796,040

(1)	The Board of Directors of our general partner adopted the Rose Rock Midstream EIP in connection with our initial public offering.

(2)	Common units may be issued under the Rose Rock Midstream EIP pursuant to the following type of awards: options, unit appreciation rights, restricted units, phantom units and other unit-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationship with SemGroup
SemGroup owns our sole general partner, Rose Rock GP, and appoints members of our Board of Directors and/or Audit and Conflicts Committees. Other relationships with Rose Rock GP include the following:
Cash Distributions
SemGroup and its affiliates own 2,889,709 common units, 8,389,709 subordinated units and 1,250,000 Class A common units, which together constitutes a 58.2% limited partnership interest in us at January 31, 2013. In addition, SemGroup owns our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights. Information about our cash distribution policy is included under the caption “Cash Distributions” in Item 5.
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
Direct Employee Expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $12.1 million during the year ended December 31, 2012, for direct employee costs.
Allocated Expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to us. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $6.4 million during the year ended December 31, 2012, for such allocated costs.
Agreements with SemGroup and its Affiliates
We and other parties have entered into various documents and agreements with certain of our affiliates, as described in more detail below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.
Contribution Agreement
On January 8, 2013, we entered into a Contribution Agreement (the “Contribution Agreement”) with SemGroup and certain of its subsidiaries. The terms of the Contribution Agreement and the transaction relating thereto were approved by the Conflicts Committee of our Board of Directors. The Conflicts Committee, which is comprised entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the Contribution Agreement and the terms of the transactions. Pursuant to the terms of the Contribution Agreement, on January 11, 2013, we acquired a one-third interest in SCPL from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its two percent general partner interest in us. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units. SCPL. owns a 51 percent membership interest in White Cliffs, giving us an indirect 17 percent interest in White Cliffs.
As this transaction was between parties under common control, we recorded our interest in SCPL at SemGroup's historical value and as such no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from us to SemGroup.
In connection with this transaction, we issued and sold 2.0 million common units to third-party purchasers in a private placement. In addition, we exercised the accordion feature of our revolving credit facility and increased the total borrowing capacity under the credit facility from $150 million to $385 million and made a borrowing of approximately $133.5 million under the credit facility. The proceeds from the private placement and the borrowing were used to fund the cash consideration in the transaction with SemGroup and to pay certain related transaction costs and expenses.
Subsequent to the transaction, SemGroup owns 58.2% of our limited partner interest and our 2% general partner interest.
Omnibus Agreement
In connection with the closing of our initial public offering, we entered into an omnibus agreement with our general partner and SemGroup which addresses certain aspects of our relationship with them, including:

•	our use of the names “Rose Rock” and “SemCrude” and related marks;

•	certain indemnification obligations including, among others, the following:

i.	SemGroup's obligation to indemnify us for losses relating to certain environmental matters relating to our assets arising on or prior to the date we closed our initial public offering;

ii.	our obligation to indemnify SemGroup for losses relating to certain environmental matters arising after the close of our initial public offering;

iii.
SemGroup's obligation to indemnify us for losses relating to or arising from (i) certain title and rights-of-way matters, (ii) our failure to have certain necessary governmental consents and permits, (iii) assets previously owned by SemCrude and retained by SemGroup, (iv) certain environmental liabilities retained by Semgroup, (v) certain scheduled matters and claims relating to SemGroup's bankruptcy, (vi) certain regulatory matters and (vii) certain tax liabilities; and

iv.	our obligation to indemnify SemGroup for losses attributable to the ownership or operation of our assets and the assets of our subsidiaries after the closing of our initial public offering.
SemGroup’s obligations to indemnify us as described in the (i) and (iii) bullets above are subject to a deductible of $500,000. SemGroup’s obligations to indemnify us with respect to environmental liabilities relating to our assets, title and rights-of-way matters, failure to have certain necessary governmental consents and permits, retained assets and retained environmental liabilities terminate after 3 years, and its obligation to indemnify us with respect to certain regulatory matters terminates after 5 years. SemGroup’s indemnity related to tax matters terminates upon the expiration of the statute of limitations. SemGroup’s obligation to indemnify us with respect to environmental liabilities relating to our assets and regulatory matters is capped at $20 million. In no event will SemGroup be obligated to indemnify us for any claims, losses, expenses or liabilities to the extent any such amounts are reserved for in our financial statements as of the closing of our initial public offering. No party will be obligated to indemnify any other party for losses to the extent that such losses are recovered by the indemnified party under available insurance coverage or from a third party.
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
Other Transactions with SemGroup Related Persons
We engage in certain transactions with other subsidiaries and equity method investees of SemGroup. These transactions include:

•	providing leased storage and management services for White Cliffs, which generated $2.5 million of revenue in the year ended December 31, 2012;

•	purchasing condensate from SemGas, L.P. For the year ended December 31, 2012, we purchased $10.6 million of condensate from SemGas, L.P.; and

•	purchasing natural gasoline from NGL Energy Partners LP. For the year ended December 31, 2012, we purchased $42.7 million of natural gasoline from NGL Energy Partners LP.
Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, our general partner’s General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.6 million in legal fees and related expenses to this law firm for services rendered to us for the year ended December 31, 2012.

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
Except for the Contribution Agreement which was approved by the Conflicts Committee, the related person transactions described above were entered into and/or were on-going prior to our initial public offering and prior to our adoption of the Related Person Transaction Policy, and as a result, the related person transactions described above have not been reviewed or approved under such policy.
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
Director Independence
The NYSE does not require a listed publicly traded partnership like us to have a majority of independent directors on the Board of Directors of our general partner. Please read “Directors, Executive Officers and Corporate Governance—Board of Directors of Our General Partner”, in Item 10 above, for information about the independence of our general partner’s Board of Directors and its committees, which information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services
Fees of Independent Registered Public Accounting Firm
We have engaged BDO USA, LLP as our independent registered public accounting firm. The following table sets forth fees billed for professional serviced rendered by BDO USA, LLP to audit our annual financial statements and for other services in 2012 and 2011.

	2012	2011
Audit fees (1) (2)	$655,650	$502,302
Audit-related fees (3)	8,871	—
Tax fees	—	—
All other fees	—	—
Total	$664,521	$502,302

(1)	The 2012 amount includes fees related to the acquisition of a one-third interest in SCPL.
(2)	The 2011 amount includes fees related to our initial public offering.
(3)	Includes fees for routine consultation on accounting matters.

Audit Committee Pre-Approval Policy
The Audit Committee of our general partner pre-approves all audit and permissible non-audit services by the independent registered public accounting firm prior to the receipt of such services. All 2011 services set forth in the table above were pre-approved by the Audit Committee of SemGroup (our general partner did not yet have an Audit Committee at the time the services were approved).

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

2.1
Contribution Agreement, dated as of January 8, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

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

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

3.4	Certificate of Formation of Rose Rock Midstream GP, LLC (filed as Exhibit 3.4 to the Form S-1, filed with the Commission on August 12, 2011).

3.5
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 20, 2011).

4.1
Registration Rights Agreement, dated as of January 11, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

10.1
Credit Agreement, dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland PLC, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to the Form S-1, filed with the Commission on November 18, 2011).

10.2
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to the Rose Rock Midstream, L.P. quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012).

10.3
Contribution, Conveyance and Assumption Agreement, dated November 29, 2011, by and among SemGroup Corporation, certain subsidiaries of SemGroup Corporation and Rose Rock Midstream, L.P. (filed as Exhibit 10.2 to the Form S-1, filed with the Commission on December 1, 2011).

10.4*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 14, 2011).

10.4.1*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012).

10.4.2*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.2 to the Form S-1, filed with the Commission on November 18, 2011).

10.4.3*	Form of Phantom Unit Award Agreement under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.3 to the Form S-1, filed with the Commission on November 18, 2011).

10.4.4*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.4.5*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.5
Omnibus Agreement dated as of December 14, 2011, among the Registrant, SemGroup Corporation and Rose Rock Midstream GP, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 20, 2011).

10.6*
Employee Agreement, dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (incorporated by reference to 10.11 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736) filed on May 6, 2010).

10.7*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (incorporated by reference to Exhibit 10.12 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736 filed on May 6, 2010).

10.8*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form 10 of SemGroup (file No. 001-34736) filed on July 23, 2010).

10.9
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

10.13
Fourth Amendment to Crude Oil Storage Services Agreement, dated effective as of October 7, 2011, by and between SemCrude, L.P. and Gavilon LLC (filed as Exhibit 10.12 to the Form S-1, filed with the Commission on October 11, 2011).

10.14*	Rose Rock Midstream GP, LLC Board of Directors Compensation Plan.

10.15*
Form of Amendment to Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.14 to the Form S-1, filed with the Commission on November 23, 2011).

10.16
Common Unit Purchase Agreement, dated as of January 8, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

21	Subsidiaries of Rose Rock Midstream, L.P.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Office.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE ROCK MIDSTREAM, L.P.
Date:	March 1, 2013
		By:	Rose Rock Midstream GP, LLC, its general partner
/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Norman J. Szydlowski	President, Chief Executive Officer	March 1, 2013
Norman J. Szydlowski	and Chairman (Principal Executive Officer)

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer and	March 1, 2013
Robert N. Fitzgerald	Director (Principal Financial Officer)

/s/ Peter L. Schwiering	Chief Operating Officer and Director	March 1, 2013
Peter L. Schwiering

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller	March 1, 2013
Paul F. Largess	(Principal Accounting Officer)

/s/ Timothy R. O’Sullivan	Vice President and Director	March 1, 2013
Timothy R. O’Sullivan

/s/ Robert E. Dunn	Director	March 1, 2013
Robert E. Dunn

/s/ Rodney L. Gray	Director	March 1, 2013
Rodney L. Gray

/s/ Mark E. Monroe	Director	March 1, 2013
Mark E. Monroe

Index to Financial Statements
Rose Rock Midstream, L.P.

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma
We have audited the accompanying consolidated balance sheets of Rose Rock Midstream, L.P. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose Rock Midstream, L.P. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rose Rock Midstream, L.P.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
March 1, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma
We have audited Rose Rock Midstream, L.P.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rose Rock Midstream, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Rose Rock Midstream, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rose Rock Midstream, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
March 1, 2013

ROSE ROCK MIDSTREAM, L.P.
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$108	$9,709
Accounts receivable	222,862	131,655
Receivable from affiliates	57	2,210
Inventories	24,840	21,803
Other current assets	2,750	1,205
Total current assets	250,617	166,582
Property, plant and equipment, net	291,530	276,246
Other noncurrent assets, net	2,579	2,666
Total assets	$544,726	$445,494
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$220,791	$125,681
Payable to affiliates	2,649	7,991
Accrued liabilities	4,681	4,708
Other current liabilities	3,722	2,173
Total current liabilities	231,843	140,553
Long-term debt	4,562	87
Commitments and contingencies (Note 6)
Partners’ capital:
Common units—public (7,000,000 units issued and outstanding at December 31, 2012 and 2011)	129,134	127,531
Common units—SemGroup (1,389,709 units issued and outstanding at December 31, 2012 and 2011)	37,992	37,739
Subordinated units—SemGroup (8,389,709 units issued and outstanding at December 31, 2012 and 2011)	135,036	133,487
General partner	6,159	6,097
Total partners’ capital	308,321	304,854
Total liabilities and partners’ capital	$544,726	$445,494
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues, including revenues from affiliates (Note 11):
Product	$576,158	$395,301	$158,308
Service	44,318	35,801	49,408
Other	(59)	219	365
Total revenues	620,417	431,321	208,081
Expenses, including expenses from affiliates (Note 11):
Costs of products sold, exclusive of depreciation and amortization	546,966	366,265	146,614
Operating	23,302	18,973	20,398
General and administrative	12,083	9,843	7,660
Depreciation and amortization	12,131	11,379	10,435
Total expenses	594,482	406,460	185,107
Operating income	25,935	24,861	22,974
Other expenses (income):
Interest expense	1,912	1,823	482
Other expense (income), net	69	(197)	(985)
Total other expenses (income), net	1,981	1,626	(503)
Net income	$23,954	$23,235	$23,477

Allocation of net income used for earnings
per unit calculation:
Net income	$23,954	$23,235	$23,477
Less: Net income prior to initial public offering
on December 14, 2011	—	22,265	23,477
Net income subsequent to initial public offering
on December 14, 2011	$23,954	$970	$—
Allocation of net income subsequent to initial public offering:
Net income allocated to general partner	$479	$19
Net income allocated to common unitholders	$11,737.5	$475.5
Net income allocated to subordinated unitholders	$11,737.5	$475.5
Earnings per limited partner unit subsequent to initial public offering:
Common units (basic and diluted)	$1.40	$0.06
Subordinated units (basic and diluted)	$1.40	$0.06
Basic weighted average number of limited partner
units outstanding:
Common units	8,390	8,390
Subordinated units	8,390	8,390
Diluted weighted average number of limited partner
units outstanding:
Common units	8,406	8,390
Subordinated units	8,390	8,390
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Changes in Partners’ Capital
(In thousands)

	Common Units - Public	Common Units - SemGroup	Subordinated Units	General Partner Interest	Predecessor Net Partners’ Capital	Total Partners’ Capital
Balance at December 31, 2009	$—	$—	$—	$—	$280,214	$280,214
Net income	—	—	—	—	23,477	23,477
Net distributions to SemGroup	—	—	—	—	(13,703)	(13,703)
Balance at December 31, 2010	—	—	—	—	289,988	289,988
Net income attributable to the period from January 1, 2011 through November 29, 2011	—	—	—	—	21,087	21,087
Net distributions to SemGroup	—	—	—	—	(20,349)	(20,349)
Balance at November 29, 2011, prior to contribution of assets	—	—	—	—	290,726	290,726
Contribution of deferred organizational costs	—	—	—	—	3,065	3,065
Net liabilities of predecessor not contributed to Rose Rock Midstream, L.P.	—	—	—	—	3,073	3,073
Contribution of net assets to Rose Rock Midstream, L.P. in exchange for common units, subordinated units, incentive distribution rights, and a 2% general partner interest	—	35,843	124,945	5,876	(166,664)	—
Net income attributable to the period from November 29, 2011 to December 14, 2011	—	577	577	24	—	1,178
Balance at December 14, 2011, prior to initial public offering	—	36,420	125,522	5,900	130,200	298,042
Issuance of common units to the public, net of underwriters’ discount and fees	127,134	—	—	—	—	127,134
Net distributions to SemGroup	—	—	—	—	(130,200)	(130,200)
Transfer liability to SemGroup on December 15, 2011	—	1,241	7,489	178	—	8,908
Net income attributable to the period from December 15, 2011 to December 31, 2011	397	78	476	19	—	970
Balance at December 31, 2011	127,531	37,739	133,487	6,097	—	304,854
Net income	9,797	1,940	11,738	479	—	23,954
Distributions	(8,502)	(1,687)	(10,189)	(417)	—	(20,795)
Non-cash equity compensation	308	—	—	—	—	308
Balance at December 31, 2012	$129,134	$37,992	$135,036	$6,159	$—	$308,321
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$23,954	$23,235	$23,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,131	11,379	10,435
(Gain) loss on disposal of long-lived assets, net	(1)	64	67
Amortization of debt issuance costs	359	28	—
Provision for (recovery of) uncollectible accounts receivable	—	(916)	3,340
Non-cash equity compensation	308	—	—
Net unrealized (gain) loss related to derivative instruments	1,196	(787)	763
Changes in assets and liabilities:
Decrease (increase) in restricted cash	—	—	16,681
Decrease (increase) in accounts receivable	(91,207)	(57,352)	(69,904)
Decrease (increase) in receivable from affiliates	2,153	(2,130)	(80)
Decrease (increase) in inventories	(3,251)	44	(3,210)
Decrease (increase) in margin deposits	(1,254)	1,410	(2,006)
Decrease (increase) in other current assets	(453)	208	3,801
Decrease (increase) in other assets	(20)	1,270	121
Increase (decrease) in accounts payable and accrued liabilities	96,524	66,643	48,005
Increase (decrease) in payable to affiliates	(5,342)	7,989	2
Net cash provided by operating activities	35,097	51,085	31,492
Cash flows from investing activities:
Capital expenditures	(28,370)	(31,635)	(16,732)
Proceeds from sale of long-lived assets	244	4	9
Net cash used in investing activities	(28,126)	(31,631)	(16,723)
Cash flows from financing activities:
Net proceeds from initial public offering	—	127,134	—
Change in book overdrafts	—	—	(425)
Debt issuance costs	(252)	(1,666)	—
Borrowings on debt and other obligations	91,000	—	—
Principal payments on debt and other obligations	(86,525)	(13)	(338)
Net distributions to partners	(20,795)	(135,503)	(13,703)
Net cash used in financing activities	(16,572)	(10,048)	(14,466)
Net increase (decrease) in cash and cash equivalents	(9,601)	9,406	303
Cash and cash equivalents at beginning of period	9,709	303	—
Cash and cash equivalents at end of period	$108	$9,709	$303
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

1.	OVERVIEW
Rose Rock Midstream, L.P. is a Delaware limited partnership. Its operations include the following:

•	a storage terminal in Cushing, Oklahoma with 7.0 million barrels of crude oil storage capacity;

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

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline, a 527-mile crude oil pipeline running from Platteville, Colorado in the Denver-Julesburg Basin to Cushing, Oklahoma.

The general partner of Rose Rock Midstream, L.P. is Rose Rock Midstream GP, LLC, which is a wholly-owned subsidiary of SemGroup Corporation. SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry. SemGroup Corporation is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.
Rose Rock Midstream, L.P. was formed in August 2011. On November 29, 2011, SemGroup Corporation contributed a wholly-owned subsidiary, SemCrude, L.P. ("SemCrude"), to Rose Rock Midstream, L.P., in return for limited partner interests, general partner interests, and certain incentive distribution rights in Rose Rock Midstream, L.P. On December 14, 2011, Rose Rock Midstream, L.P. completed an initial public offering ("IPO"), in which it sold 7,000,000 common units representing limited partner interests.
Basis of presentation
These consolidated financial statements of Rose Rock Midstream, L.P. include the activity of its predecessor prior to November 29, 2011. The predecessor included SemCrude, L.P. (exclusive of SemCrude’s ownership interests in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs")), and Eaglwing, L.P. (“Eaglwing”), which is also a wholly-owned subsidiary of SemGroup Corporation. Although Eaglwing is not currently conducting any revenue-generating operations and was not contributed to Rose Rock Midstream, L.P., it was included in the financial statements of the predecessor because it previously conducted operations that were similar to those of SemCrude. Eaglwing did not have a significant impact on these financial statements during the periods presented. Subsequent to November 29, 2011, these consolidated financial statements include the accounts of Rose Rock Midstream, L.P. and its controlled subsidiaries, which include SemCrude, L.P.
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
Ownership
Our partnership interests include the following at December 31, 2012:

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
See Note 13 for details related to the issuance of units in 2013.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated fair values of long-lived assets used in impairment tests; (4) fair values of derivative instruments; and (5) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.
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
The allowance for doubtful accounts was $0 and $0.2 million at December 31, 2012 and 2011, respectively. At December 31, 2010, our predecessor had a receivable from a customer in the amount of $3.3 million, on which a full valuation allowance had been recorded. During 2011, our predecessor collected $1.1 million of this receivable, which was recorded as a reduction to operating expense in the consolidated statement of income. SemGroup did not contribute the receivable to Rose Rock, so we are not entitled to the benefit of any additional collections SemGroup may receive on this receivable.
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
PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is recorded at cost. We capitalize costs that extend or increase the future economic benefits of property, plant and equipment, and expense maintenance costs that do not. When assets are disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recorded within operating expenses in the consolidated statements of income.
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
IMPAIRMENT OF LONG-LIVED ASSETS – We test long-lived asset groups for impairment when events or circumstances indicate that the net book value of the asset group may not be recoverable. We test an asset group for impairment by estimating the undiscounted cash flows expected to result from its use and eventual disposition. If the

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

estimated undiscounted cash flows are lower than the net book value of the asset group, we then estimate the fair value of the asset group and record a reduction to the net book value of the assets and a corresponding impairment loss.
COMMODITY DERIVATIVE INSTRUMENTS – We generally record the fair value of derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue. As shown in Note 4, the fair value of derivatives at December 31, 2012 and 2011 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits have not generally been netted against derivative assets or liabilities at December 31, 2012 and 2011.
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
INTERCOMPANY ACCOUNTS – Prior to our initial public offering, we participated in SemGroup’s cash management program. Under this program, cash we received from customers was transferred to SemGroup on a regular basis and when we remitted payments to suppliers, SemGroup transferred cash to us to cover the payments. In addition, SemGroup incurred certain expenses on our behalf that are reported within our consolidated statements of income.
Prior to our initial public offering, we recorded transactions with SemGroup and its other controlled subsidiaries to intercompany accounts. When our intercompany accounts were in a net receivable position, we reported the balance as a reduction to partners’ capital on our consolidated balance sheet. In our consolidated statements of cash flows, we have reported the net change in the intercompany accounts as a financing cash flow within “net distributions to partners”. We have reported the net change in partners’ capital associated with these transactions with SemGroup as “net distributions to SemGroup” in our consolidated statements of changes in partners’ capital.
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

REVENUE RECOGNITION – Under our current operations, product revenues relate primarily to our marketing business in the Bakken Shale area and to certain fixed-margin transactions related to our pipeline system in Kansas and Oklahoma. The fixed-margin transactions are structured such that we purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking a fixed margin that is, in effect, economically equivalent to a transportation fee. Sales of product are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Any transportation costs we incur to ship product on third-party infrastructure are included in the price of product sold to customers, and are included within product revenues and costs of goods sold. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). As described in Note 4, product revenues include realized and unrealized gains and losses on commodity derivatives.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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
RECLASSIFICATIONS – Certain reclassifications have been made to conform prior year balances to the current year presentation.
OPERATING SEGMENT – Our operations are similar in geography, nature of the services we provide, and type of customers we serve. We are managed by SemGroup as one operating segment.
COMPREHENSIVE INCOME – Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Rose Rock has no items of comprehensive income, other than net income, in any period presented. Therefore, net income and comprehensive income are the same.

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$15,834	$15,759
Pipelines and related facilities	159,736	156,263
Storage and terminal facilities	87,430	77,036
Linefill	39,333	12,126
Office and other property and equipment	3,834	2,716
Construction-in-progress	19,943	34,957
Property, plant and equipment, gross	326,110	298,857
Accumulated depreciation	(34,580)	(22,611)
Property, plant and equipment, net	$291,530	$276,246

We recorded depreciation expense of $12.1 million, $11.4 million and $10.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
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
Our commodity derivatives were comprised of crude oil and natural gas liquids forward contracts and futures contracts. These are defined as follows:
Forward contracts – Over the counter ("OTC") contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period, and location) and conditions at the inception of the contract.
Futures contracts – Exchange traded contracts to buy or sell a commodity. These contracts are standardized by the exchange in terms of quality, quantity, delivery period and location for each commodity.
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$22	$(22)	$—	$393	$(231)	$162
Liabilities	1,056	(22)	1,034	231	(231)	—
Net assets (liabilities) at fair value	$(1,034)	$—	$(1,034)	$162	$—	$162

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements use as inputs unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include futures contracts that are traded on an exchange.
“Level 2” measurements use as inputs market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include OTC traded physical fixed priced purchases and sales forward contracts.

“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include physical fixed price purchases and sales forward contracts with an affiliate for which there is not a highly liquid OTC market, and therefore are not included in Level 1 or Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At December 31, 2012 all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
The following table reconciles changes in the fair value of commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$—	$1,619	$218
Total gain or loss (realized and unrealized) included in product revenues	—	—	919
Settlements	—	(1,619)	482
Ending balance	$—	$—	$1,619
Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$1,619
The following table sets forth the notional quantities for derivative instruments entered into during the periods indicated (in thousands of barrels):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Sales	1,743	6,309	6,313
Purchases	1,636	6,457	6,168
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of the derivative instruments on our consolidated balance sheets in other current assets and other current liabilities. The fair value of our commodity derivative assets and liabilities recorded to other current assets and other current liabilities was as follows (in thousands):

December 31, 2012		December 31, 2011
Assets	Liabilities	Assets	Liabilities
$—	$1,034	$162	$—
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Year Ended	Year Ended	Year Ended
December 31, 2012	December 31, 2011	December 31, 2010
$149	$(386)	$(1,929)
Concentrations of risk
During the year ended December 31, 2012, we generated approximately $240 million of revenue from three third party customers, which represented approximately 39% of our consolidated revenue. We purchased approximately $293 million of product from four third party suppliers, which represented approximately 46% of our costs of products sold. At December 31, 2012, three third party customers accounted for 54% of our consolidated accounts receivable.
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
As described in Note 11, we also generated revenues and expenses during the periods from 2010 through 2012 from other subsidiaries of SemGroup.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

5.	LONG-TERM DEBT
On November 10, 2011, we entered into a five-year senior secured revolving credit facility agreement. The credit facility under this agreement became effective upon completion of our initial public offering on December 14, 2011.

The credit agreement initially provided for a revolving credit facility of $150 million. In September 2012, we amended the credit agreement such that the revolving credit facility may under certain conditions be increased by up to an additional $400 million. The previous agreement provided for an increase of up to $200 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit. All amounts outstanding under the agreement will be due and payable on December 14, 2016.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2012, we had outstanding borrowings of $4.5 million which incurred interest at the ABR plus an applicable margin. The interest rate at December 31, 2012 was 4.50% .
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio. At December 31, 2012, there were $41.1 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2012, we had $2.7 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.
We paid $0.2 million and $1.7 million of fees to lenders and advisers during the years ended December 31, 2012 and 2011, respectively, which was recorded in other noncurrent assets and is being amortized over the life of the agreement. We recorded $0.1 million of interest expense during December 2011 related to this facility, including amortization of debt issuance costs. We recorded $1.9 million of interest expense for year ended December 31, 2012 related to this facility, including amortization of debt issuance costs.
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

The credit agreement restricts our ability to make certain types of payments relating to our units, including the declaration or payment of cash distributions; provided that we may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is guaranteed by all of our material subsidiaries and secured by a lien on substantially all of our property and assets, subject to customary exceptions. At December 31, 2012, we were in compliance with the terms of the credit agreement.

OSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

5.	LONG TERM DEBT, Continued

Fair value
We estimate that the fair value of our long-term debt was not materially different than the recorded values at December 31, 2012, as our debt relates to recent borrowings on our revolving credit facility, which are based on market rates plus a margin based on a leverage ratio. This is considered Level 3 in the fair value hierarchy.
At December 31, 2012, we had $62 thousand of capital lease obligations reported as long-term debt on the consolidated balance sheet.
On January, 11, 2013, the credit facility capacity was increased to $385 million and we borrowed $133.5 million in connection with the purchase of a one-third interest in SemCrude Pipeline, L.L.C. from SemGroup and to pay transaction related expenses. See Note 13 for additional information.

6.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
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

(a)	Confirmation order appeals
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

Leases
We have entered into operating lease agreements for office space, office equipment, land, trucks and tank storage. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

For twelve months ending:
December 31, 2013	$567
December 31, 2014	506
December 31, 2015	352
December 31, 2016	267
December 31, 2017	273
Thereafter	418
Total future minimum lease payments	$2,383
We recorded lease and rental expenses of $1.0 million, $1.0 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2012, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	169	$14,630
Fixed price sales	169	$14,927
Floating price purchases	22,339	$2,108,387
Floating price sales	22,079	$2,110,754
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (at a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Capital contribution requirements
See Note 13 for information related to capital funding requirements assumed in 2013.

7.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION
We do not directly employ any persons to manage or operate our business, as these functions are performed by employees of SemGroup. At December 31, 2012, SemGroup had approximately 85 employees who were dedicated primarily to the management and operation of our business. None of these employees are represented by labor unions, and none are subject to collective bargaining agreements.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. At December 31, 2012, there are 43,960 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

7.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION, Continued

grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. Awards are valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense is recognized over the vesting period and is discounted for estimated forfeitures.
The holders of these restricted units are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. At December 31, 2012, the value of the UUD’s was approximately $47 thousand. This is equivalent to approximately 1,480 common units based on the market price at the close of business on December 31, 2012 of our common units of $31.47 per unit. The 2012 activity related to these awards is summarized below:

	Unvested Units	Average Grant Date Fair Value
Outstanding at December 31, 2011	—	$—
Awards granted	46,069	$21.97
Awards vested	—	$—
Awards forfeited	(2,109)	$20.60
Outstanding at December 31, 2012	43,960	$21.91
The following table summarizes the scheduled vesting of awards outstanding as of December 31, 2012:

Year ended December 31, 2013	9,333	units
Year ended December 31, 2014	—	units
Year ended December 31, 2015	34,627	units
Approximately 3,700 of these awards vested in January 2013.
The following table summarizes the expense we have recorded and expect to record related to awards that have been granted through December 31, 2012 (in thousands):

Year ended December 31, 2012	$308
Year ended December 31, 2013 (estimated)	$404
Year ended December 31, 2014 (estimated)	$235
Year ended December 31, 2015 (estimated)	$12
SemGroup stock-based compensation
Certain of SemGroup’s employees who support us participate in SemGroup’s equity-based compensation program. Awards under this program generally represent awards of restricted stock of SemGroup, which are subject to specified vesting periods. SemGroup charged us $0.6 million, $0.5 million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to such equity-based compensation. We estimate that we will record expense of $0.3 million, $0.2 million, and $0.2 million during the years ended December 31, 2013, 2014 and 2015, respectively related to such awards that had been granted as of December 31, 2012.
Certain of SemGroup’s employees who support us were granted retention awards by SemGroup. These awards vested in December 2011 and were paid in SemGroup stock. SemGroup charged us $0.4 million during the year ended December 31, 2011 and $0.3 million during the year ended December 31, 2010 related to these awards.

Defined contribution plan
Most of the employees of SemGroup who support us participate in one of SemGroup’s defined contribution plans. SemGroup charged us $0.3 million, $0.3 million and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively, for contributions made by SemGroup to this plan.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

7.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION, Continued

Allocated employee compensation expenses
As described in Note 11, SemGroup allocated certain corporate general and administrative expenses to us. These allocated expenses included equity-based compensation, retention awards, and defined contribution plan benefits for corporate employees, and such expenses are in addition to the expenses described above for employees who directly support our operations.

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
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
Limited partner interests—common units
Limited partners have the right to vote on certain matters. For example, a unit majority is required to make certain types of amendments to the partnership agreement, to allow the sale of substantially all of our assets, or to dissolve the Partnership. Limited partners also have certain distribution rights, as summarized below.
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
Our partnership agreement requires that we distribute all of our available cash (as defined by the partnership agreement) each quarter in the following manner:

•	first, 98.0% to the holders of common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3625, plus any arrearages from prior quarters;

•	second, 98.0% to the holders of subordinated units and 2.0% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.3625; and

•	third, 98.0% to all common and subordinated unitholders, pro rata, and 2.0% to our general partner, until each unit has received a distribution of $0.416875.

If cash distributions to our unitholders exceed $0.416875 per unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” The following table summarizes the incentive distribution levels:

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

					Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit Target Amount				Unitholders	General Partner Interest	Incentive Distribution Rights
Minimum Quarterly Distribution				$0.362500	98.0%	2.0%	—%
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—%
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%
Distributions paid in 2012 and 2013
The following table shows distributions paid in 2012 and 2013:

Quarter Ended		Record Date	Payment Date	Distribution Per Unit		Total Distributions (in thousands)
December 31, 2011	*	February 3, 2012	February 13, 2012	$0.0670	*	$1,147
March 31, 2012		May 7, 2012	May 15, 2012	$0.3725		$6,377
June 30, 2012		August 6, 2012	August 14, 2012	$0.3825		$6,550
September 30, 2012		November 5, 2012	November 14, 2012	$0.3925		$6,721
December 31, 2012		February 4, 2013	February 14, 2013	$0.4025		$8,331
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.

9.	EARNINGS PER LIMITED PARTNER UNIT
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
The following tables set forth the computation of basic and diluted earnings per limited partner unit for the year ended December 31, 2012 and the period from December 15, 2011 (the day following the closing of our IPO) through December 31, 2011 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

9.	EARNINGS PER LIMITED PARTNER UNIT, Continued

Year Ended December 31, 2012
Net income	$23,954
Less: General partner’s incentive distribution earned (1)	—
Less: General partner’s 2.0% ownership	479
Net income allocated to limited partners	$23,475
Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$11,737.5
Net income allocable to subordinated units	11,737.5
Net income allocated to limited partners	$23,475
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of limited partner common units outstanding	8,390
Effect of dilutive securities	16
Diluted weighted average number of limited partner common units outstanding	8,406
Basic and diluted weighted average number of subordinated units outstanding	8,390
Basis and diluted net income per limited partner unit:
Common Units	$1.40
Subordinated Units	$1.40

(1)
Based on the amount of the distribution declared per common and subordinated unit related to earnings for the year ended December 31, 2012, our general partner was not entitled to receive any incentive distribution for the year.

The table above does not include the impact of common units and Class A units issued in January 2013. See Note 13 for additional information.

December 15, 2011 through December 31, 2011
Net income (1)	$970
Less: General partner’s incentive distribution earned (2)	—
Less: General partner’s 2.0% ownership	19
Net income allocated to limited partners	$951
Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$475.5
Net income allocable to subordinated units	475.5
Net income allocated to limited partners	$951
Denominator for basic and diluted earnings per limited partner unit:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	8,390
Subordinated units	8,390
Basic and diluted net income per limited partner unit:
Common units	$0.06
Subordinated units	$0.06

(1)	Represents December net income adjusted for the impact of certain accruals and prorated for 17 days, representing the period subsequent to our IPO.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

9.	EARNINGS PER LIMITED PARTNER UNIT, Continued

(2)
Based on the amount of the distribution declared per common and subordinated unit related to earnings for the period from December 15, 2011 through December 31, 2011, our general partner was not entitled to receive any incentive distribution for this period.

10.	SUPPLEMENTAL INFORMATION —STATEMENTS OF CASH FLOWS
On December 15, 2011, we transferred a liability to SemGroup after receiving an indemnification against any loss pursuant to the terms of an omnibus agreement between Rose Rock and SemGroup. This liability related to revenue which was deferred pending resolution of a dispute which arose in connection to a sale of crude oil in June 2011. The transfer of this liability to SemGroup is a non-cash transaction which is not reflected in our consolidated statement of cash flows for the year ended December 31, 2011.
We paid cash for interest totaling $1.2 million, $1.8 million and $0.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. We also accrued $75 thousand and $1.0 million for purchases of property, plant and equipment at December 31, 2012 and 2011, respectively .

11.	RELATED PARTY TRANSACTIONS

Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $12.1 million, $11.3 million and $8.2 million during the years ended December 31, 2012, 2011 and 2010, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. The allocation of expenses is determined based on a transfer pricing analysis which is periodically updated. The most recent update occurred in September 2012.
SemGroup charged us $6.4 million, $4.5 million during the and $4.9 million during the years ended December 31, 2012, 2011 and 2010, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our consolidated statements of income.
SemGroup credit facilities
SemGroup was a borrower under various credit agreements during the periods included in these financial statements. Prior to our IPO, SemCrude and Eaglwing, along with other subsidiaries of SemGroup, served as subsidiary guarantors under certain of these agreements. SemGroup did not allocate this debt to its subsidiaries, and our statements of income do not include any allocated interest expense, prior to our initial public offering. SemGroup did not charge us interest expense on intercompany payables.
Prior to our IPO, we utilized letters of credit under SemGroup’s credit facilities. Our statements of income include direct charges from SemGroup for letter of credit usage, which is reported within interest expense.
Subsequent to our IPO, which was completed on December 14, 2011, our assets no longer serve as collateral under SemGroup’s credit agreement.

Predecessor cash management
Prior to our IPO, we participated in SemGroup’s cash management program. Under this program, cash we received from customers was transferred to SemGroup on a regular basis and when we remitted payments to suppliers, SemGroup transferred cash to us to cover the payments. As described in Note 2, such cash transfers were recorded to intercompany accounts.
NGL Energy
SemGroup acquired certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner on November 1, 2011 in exchange for SemStream assets. Subsequent to that date and up through December 31, 2011, we

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	RELATED PARTY TRANSACTIONS, Continued

made purchases of condensate from NGL Energy in the amount of $8.9 million. For the year ending December 31, 2012, we made purchases of condensate from NGL Energy in the amount of $42.7 million.
SemStream
Prior to NGL Energy's acquisition of SemStream assets in 2011, we purchased condensate from SemStream, L.P. (“SemStream”), a wholly-owned subsidiary of SemGroup. Certain of these purchases were fixed price forward purchases, which we recorded at fair value at each balance sheet date, with the unrealized gains being recorded to revenue. Our transactions with SemStream consisted of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$0	$1,401
Purchases	$46,738	$36,811
SemGas
We purchase condensate from SemGas, L.P. (“SemGas”), which is also a wholly-owned subsidiary of SemGroup. Our purchases from SemGas included the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Purchases	$10,606	$6,547	$4,427
White Cliffs
SemGroup owned 99% of White Cliffs and controlled it until September 30, 2010. Subsequent to that date, SemGroup owns 51% of White Cliffs and exercises significant influence over it. We provide leased storage and management services to White Cliffs. We generated revenues from White Cliffs of $2.5 million, $2.2 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

SemCanada Crude
We conduct a crude oil marketing business in the northern United States. For most of the time during 2010, we conducted this business along with SemCanada Crude Company (“SemCanada Crude”),a wholly-owned subsidiary of SemGroup. SemCanada Crude would purchase crude oil and sell it to us; we would transport the product and sell it back to SemCanada Crude, which would sell the crude to third parties. Sales to and purchases from SemCanada Crude were recorded within product revenues and costs of goods sold in our consolidated statements of income. The amounts were as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Sales	$—	$21,526
Purchases	$45	$11,587

During 2010, SemGroup began winding down the operations of SemCanada Crude. Subsequent to 2011, we have continued this marketing operation without the participation of SemCanada Crude.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.6 million, $0.3 million and $0.2 million in legal fees and related expenses to this law firm during the years ended December 31, 2012, 2011 and 2010, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on the unaudited consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2012, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$179,715	$157,418	$131,554	$151,730	$620,417
Total expenses	171,405	151,815	124,635	146,627	594,482
Operating income	8,310	5,603	6,919	5,103	25,935
Other expenses, net	552	477	450	502	1,981
Net income	$7,758	$5,126	$6,469	$4,601	$23,954
Earnings per limited partner unit
Common units (basic and diluted)	$0.45	$0.30	$0.38	$0.27	$1.40
Subordinated units (basic and diluted)	$0.45	$0.30	$0.38	$0.27	$1.40
Summarized information on the consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2011, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$83,791	$110,714	$104,616	$132,200	$431,321
Total expenses	75,704	105,455	100,352	124,949	406,460
Operating income	8,087	5,259	4,264	7,251	24,861
Other expenses, net	483	286	434	423	1,626
Net income	$7,604	$4,973	$3,830	$6,828	$23,235
For the quarter ended December 31, 2011, prorated for the period beginning immediately after the closing of Rose Rock's IPO, December 14, 2011 through December 31, 2011, basic and diluted earnings per limited partner unit were $0.06.

13.	SUBSEQUENT EVENTS
Contribution Agreement
On January 8, 2013, we entered into a Contribution Agreement (the “Contribution Agreement”) with SemGroup and certain of its subsidiaries. Pursuant to the terms of the Contribution Agreement, on January 11, 2013, we acquired a one-third interest in SemCrude Pipeline, L.L.C. (“SCPL”) from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its two percent general partner interest in us. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units. SCPL owns a 51 percent membership interest in White Cliffs, which owns the 527-mile White Cliffs Pipeline system that transports crude oil from Platteville, Colorado in the Denver-Julesburg Basin to Cushing, Oklahoma.
The cash consideration was funded through a borrowing under our credit facility of approximately $130.3 million and the sale of 2.0 million common units through a private placement, as described below. The 1.5 million common units were valued at $29.63 per unit, or $44.4 million, based on the sales price to third-parties in the private placement. The Class A Units were valued at $29.63 per unit discounted for the expected forbearance of distributions, or $30.5 million.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

13.	SUBSEQUENT EVENTS, Continued

The contribution to the general partner's capital account was made in the amount of $2.7 million. Subsequent to the transaction, SemGroup holds the 2% general partner interest and a 58.2% limited partnership interest in Rose Rock. We incurred approximately $3.2 million of expense, of which approximately $1.2 million of equity issuance costs were offset against proceeds, $1.5 million were related to the borrowing and were deferred, and $0.5 million were expensed.
We own a one-third interest in SCPL, which is effectively a 17% interest in White Cliffs. We will account for our ownership in SCPL as an equity method investment. We will be required to fund one-third of SCPL's capital contribution requirements for White Cliffs. This amount is expected to be $40 million in 2013 and $9.8 million in 2014, related to an expansion project to add a 12" line from Platteville, Colorado to Cushing, Oklahoma. As the transaction was between entities under common control, we will record the investment in SCPL based on SemGroup's historical cost.
Common Unit Purchase Agreement
On January 8, 2013, we entered into a Common Unit Purchase Agreement with certain purchasers identified therein (the “Purchasers”), pursuant to which, on January 11, 2013, 2.0 million common units were issued and sold to the Purchasers in a private placement at a price of $29.63 per common unit for aggregate consideration of approximately $59.3 million (the “Private Placement”). The Partnership used the net proceeds from the Private Placement to fund a portion of the purchase of a one-third interest in SCPL.
Registration Rights Agreement
In connection with the closing of the Private Placement, on January 11, 2013, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, within 30 days following the closing of the Private Placement, we are required to prepare and file a registration statement (the “Registration Statement”) to permit the public resale of the common units sold to the Purchasers in the Private Placement, as well as any common units issued in lieu of cash as liquidated damages under the Registration Rights Agreement, and to use our commercially reasonable efforts to cause the Registration Statement to become effective as soon as practicable thereafter.
If the Registration Statement is not declared effective within 90 days after the closing of the Private Placement, then we will be liable to the Purchasers for liquidated damages in accordance with a formula, and subject to the limitations, set forth in the Registration Rights Agreement. The liquidated damages are payable in cash or, if payment in cash would cause a breach under our credit agreement or any other debt instrument filed by Rose Rock as an exhibit to a report filed with the Securities and Exchange Commission ("SEC"), common units. In addition, the Registration Rights Agreement grants the Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.
On February 5, 2013, we filed the Registration Statement with the SEC. The Registration Statement was declared effective by the SEC at 9:00 a.m. (Washington, D.C. time) on February 13, 2013.

Index to Exhibits
The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

2.1
Contribution Agreement, dated as of January 8, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

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

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

3.4	Certificate of Formation of Rose Rock Midstream GP, LLC (filed as Exhibit 3.4 to the Form S-1, filed with the Commission on August 12, 2011).

3.5
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 20, 2011).

4.1
Registration Rights Agreement, dated as of January 11, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

10.1
Credit Agreement, dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland PLC, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to the Form S-1, filed with the Commission on November 18, 2011).

10.2
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to the Rose Rock Midstream, L.P. quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012).

10.3
Contribution, Conveyance and Assumption Agreement, dated November 29, 2011, by and among SemGroup Corporation, certain subsidiaries of SemGroup Corporation and Rose Rock Midstream, L.P. (filed as Exhibit 10.2 to the Form S-1, filed with the Commission on December 1, 2011).

10.4*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 14, 2011).

10.4.1*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012).

10.4.2*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.2 to the Form S-1, filed with the Commission on November 18, 2011).

10.4.3*	Form of Phantom Unit Award Agreement under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.3 to the Form S-1, filed with the Commission on November 18, 2011).

10.4.4*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.4.5*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.5
Omnibus Agreement dated as of December 14, 2011, among the Registrant, SemGroup Corporation and Rose Rock Midstream GP, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 20, 2011).

10.6*
Employee Agreement, dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (incorporated by reference to 10.11 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736) filed on May 6, 2010).

10.7*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (incorporated by reference to Exhibit 10.12 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736 filed on May 6, 2010).

10.8*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form 10 of SemGroup (file No. 001-34736) filed on July 23, 2010).

10.9
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

10.13
Fourth Amendment to Crude Oil Storage Services Agreement, dated effective as of October 7, 2011, by and between SemCrude, L.P. and Gavilon LLC (filed as Exhibit 10.12 to the Form S-1, filed with the Commission on October 11, 2011).

10.14*	Rose Rock Midstream GP, LLC Board of Directors Compensation Plan.

10.15*
Form of Amendment to Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.14 to the Form S-1, filed with the Commission on November 23, 2011).

10.16
Common Unit Purchase Agreement, dated as of January 8, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

21	Subsidiaries of Rose Rock Midstream, L.P.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Office.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.