Form 10-Q
period 2013-03-31
Rose Rock Midstream, L.P.
filed 2013-05-09
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such5-7-13 files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At April 30, 2013, there were 11,893,581 common units, 8,389,709 subordinated units and 1,250,000 Class A units outstanding.

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
_________________________________________________________________________________________________

As used in this Form 10-Q, and unless the context indicates otherwise, the term(s) (i) the “Partnership,” “Rose Rock,” “we,” “our,” “us” or like terms, refer to Rose Rock Midstream, L.P., its subsidiaries and its predecessor; (ii) “SemGroup” refers to SemGroup Corporation (NYSE: SEMG), and its subsidiaries and affiliates, other than our general partner and us; (iii) “Rose Rock GP” or our “general partner” refer to Rose Rock Midstream GP, LLC; and (iv) “unitholders” refer to our common and subordinated unitholders, and not our general partner.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,369	$108
Accounts receivable	231,366	222,862
Receivable from affiliates	234	57
Inventories	24,202	24,840
Other current assets	1,613	2,750
Total current assets	259,784	250,617
Property, plant and equipment (net of accumulated depreciation of $38,087 at March 31, 2013 and $34,580 at December 31, 2012)	295,384	291,530
Equity method investment	54,459	—
Other noncurrent assets, net	3,992	2,579
Total assets	$613,619	$544,726
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$221,704	$220,791
Payable to affiliates	4,587	2,649
Accrued liabilities	4,632	4,681
Other current liabilities	3,343	3,722
Total current liabilities	234,266	231,843
Long-term debt	152,556	4,562
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (9,003,872 units issued and outstanding at March 31, 2013 and 7,000,000 at December 31, 2012)	98,166	129,134
Common units – SemGroup (2,889,709 units issued and outstanding at March 31, 2013 and 1,389,709 at December 31, 2012)	53,835	37,992
Subordinated units – SemGroup (8,389,709 units issued and outstanding at March 31, 2013 and December 31, 2012)	52,053	135,036
Class A units - (1,250,000 units issued and outstanding at March 31, 2013)	18,144	—
General partner	4,599	6,159
Total partners’ capital	226,797	308,321
Total liabilities and partners’ capital	$613,619	$544,726
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended March 31,
	2013	2012
Revenues, including revenues from affiliates (Note 9):
Product	$158,728	$169,386
Service	12,504	10,334
Other	—	(5)
Total revenues	171,232	179,715
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	148,451	160,508
Operating	5,418	5,227
General and administrative	3,561	2,703
Depreciation and amortization	3,507	2,967
Total expenses	160,937	171,405
Earnings from equity method investment	3,453	—
Operating income	13,748	8,310
Other expenses:
Interest expense	1,754	480
Other expense	—	72
Total other expenses	1,754	552
Net income	$11,994	$7,758
Net income allocated to general partner	$281	$155
Net income allocated to common unitholders	$6,767	$3,801.5
Net income allocated to subordinated unitholders	$4,773	$3,801.5
Net income allocated to Class A unitholders	$173	$—
Earnings per limited partner unit (Note 8):
Common unit (basic and diluted)	$0.59	$0.45
Subordinated unit (basic and diluted)	$0.57	$0.45
Class A unit (basic and diluted)	$0.16	$—
Basic weighted average number of limited partner units outstanding:
Common units	11,465	8,390
Subordinated units	8,390	8,390
Class A units	1,097	—
Diluted weighted average number of limited partner units outstanding:
Common units	11,491	8,390
Subordinated units	8,390	8,390
Class A units	1,097	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$11,994	$7,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,507	2,967
Amortization of debt issuance costs	198	85
Non-cash equity compensation	143	61
Net unrealized (gain) loss related to derivative instruments	(468)	146
Earnings from equity method investment	(3,453)	—
Cash distributions from equity method investment	2,892	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(8,504)	(83,532)
Decrease (increase) in receivable from affiliates	(177)	(3,865)
Decrease (increase) in inventories	182	4,714
Decrease (increase) in other current assets	1,137	401
Decrease (increase) in other noncurrent assets	—	(20)
Increase (decrease) in accounts payable and accrued liabilities	526	68,834
Increase (decrease) in payable to affiliates	1,938	2,211
Net cash provided by (used in) operating activities	9,915	(240)
Cash flows from investing activities:
Capital expenditures	(6,479)	(3,044)
Investments in non-consolidated affiliate	(53,898)	—
Net cash used in investing activities	(60,377)	(3,044)
Cash flows from financing activities:
Debt issuance costs	(1,610)	(41)
Borrowings on credit facility	191,500	53,000
Principal payments on credit facility	(43,500)	(53,000)
Principal payments on capital lease obligations	(6)	(6)
Proceeds from common L.P. unit issuance, net of offering costs	57,886	—
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(143,216)	—
Cash distributions to partners	(8,331)	(1,147)
Net cash provided by (used in) financing activities	52,723	(1,194)
Net increase (decrease) in cash and cash equivalents	2,261	(4,478)
Cash and cash equivalents at beginning of period	108	9,709
Cash and cash equivalents at end of period	$2,369	$5,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The terms “we,” “our,” “us,” “Rose Rock,” the “Partnership” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to Rose Rock Midstream, L.P, and its subsidiaries. The term “SemGroup” refers to SemGroup Corporation, SemGroup, L.P., and their other controlled subsidiaries, including Rose Rock Midstream GP, LLC.
Basis of presentation
These condensed consolidated financial statements include the accounts of Rose Rock Midstream, L.P. and its controlled subsidiaries.
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated.
These condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2012, is derived from audited financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent accounting pronouncements
On January 31, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities." Under ASU 2013-01, the disclosure requirements apply to derivative instruments accounted for in accordance with Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective application is required for all comparative periods presented. We adopted this guidance in the first quarter of 2013. The impact of adoption was not material.
On February 28, 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." The ASU requires entities to “measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

•The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and
•Any additional amount the reporting entity expects to pay on behalf of its co-obligors.”
Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related-party disclosure requirements in ASC 850, "Related Party Disclosures." The ASU is effective for public entities for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). We will adopt this guidance in the first quarter of 2014. The impact is not expected to be material.

2.	ACQUISITION
Contribution Agreement
On January 8, 2013, we entered into a Contribution Agreement (the “Contribution Agreement”) with SemGroup and certain of its subsidiaries. Pursuant to the terms of the Contribution Agreement, on January 11, 2013, we acquired a 33% interest in SemCrude Pipeline, L.L.C. (“SCPL”) from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its two percent general partner interest in us. SCPL owns a 51% membership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline system ("the White Cliffs Pipeline") that transports crude oil from Platteville, Colorado in the Denver-Julesburg Basin to Cushing, Oklahoma.
The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
The cash consideration was funded through a borrowing under our credit facility of approximately $130.3 million and the sale of 2.0 million common units through a private placement, as described below. The 1.5 million common units were valued at $29.63 per unit, or $44.4 million, based on the sales price to third-parties in the private placement. The Class A units were valued at $29.63 per unit discounted for the expected forbearance of distributions, or $30.5 million. The contribution to the general partner's capital account was made in the amount of $2.7 million. Subsequent to the transaction, SemGroup holds the 2% general partner interest and 58.2% of the limited partnership interest in Rose Rock. We incurred $3.5 million of expense, of which $1.4 million of equity issuance costs were offset against proceeds, $1.6 million were related to the borrowing and were deferred, and $0.5 million were expensed.
We own a 33% interest in SCPL, which is effectively a 17% interest in White Cliffs. We account for our membership in SCPL as an equity method investment. We will be required to fund 33% of SCPL's capital contribution requirements for White Cliffs. This amount is expected to be $39 million in 2013 and $10 million in 2014, related to an expansion project to add a 12" line from Platteville, Colorado to Cushing, Oklahoma. As the transaction was between entities under common control, we recorded our investment in SCPL based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.
Common Unit Purchase Agreement
On January 8, 2013, we entered into a Common Unit Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which, on January 11, 2013, 2.0 million common units were issued and sold to the Purchasers in a private placement at a price of $29.63 per common unit for aggregate consideration of approximately $59.3 million (the “Private Placement”). The Partnership used the net proceeds from the Private Placement to fund a portion of the purchase of a 33% interest in SCPL.
Registration Rights Agreement
In connection with the closing of the Private Placement, on January 11, 2013, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, within 30 days following the closing of the Private Placement, we were required to prepare and file a

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ACQUISITION, Continued

registration statement (the “Registration Statement”) to permit the public resale of the common units sold to the Purchasers in the Private Placement.
On February 5, 2013, we filed the Registration Statement with the SEC. The Registration Statement was declared effective by the SEC at 9:00 a.m. (Washington, D.C. time) on February 13, 2013. If the Purchasers become prohibited from using the Registration Statement under certain circumstances, or if the Registration Statement ceases to be effective or unusable for certain periods of time, we could be liable to the Purchasers for liquidated damages calculated in accordance with a formula, and subject to the limitations set forth in the Registration Rights Agreement.

3.	INVESTMENT IN NON-CONSOLIDATED AFFILIATE
SemCrude Pipeline
We account for our 33% interest in SCPL under the equity method. Under the equity method, we do not report the individual assets and liabilities of SCPL on our condensed consolidated balance sheets. Instead, our membership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
For the three months ended March 31, 2013, we recorded equity in earnings of SCPL of $3.5 million and received $2.9 million of cash distributions related to earnings for January and February 2013, as distributions are paid on a one-month lag.
SCPL's only substantial asset is a 51% interest in White Cliffs. Thus, our 33% interest in SCPL is effectively a 17% interest in White Cliffs.
Certain summarized income statement information of White Cliffs for the three months ended March 31, 2013 is shown below (in thousands):

Three Months Ended March 31, 2013
Revenue	$30,673
Operating, general and administrative expenses	$5,179
Depreciation and amortization expense	$4,715
Net income	$20,779
The equity in earnings of White Cliffs for the three months ended March 31, 2013, recorded by SCPL, is less than 51% of the net income of White Cliffs for the same period, which ultimately reduces our equity in earnings of SCPL such that our share of earnings is less than 17% of the net income of White Cliffs. This is due to certain general and administrative expenses SCPL incurs in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to SCPL's ownership interest. White Cliffs recorded $0.3 million of such general and administrative expense for the three months ended March 31, 2013.

4.	FINANCIAL INSTRUMENTS
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
Our commodity derivatives can be comprised of crude oil and natural gas liquids forward contracts and futures contracts. These are defined as follows:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

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
We record certain commodity derivative assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$96	$(96)	$—	$22	$(22)	$—
Liabilities	662	(96)	566	1,056	(22)	1,034
Net assets (liabilities) at fair value	$(566)	$—	$(566)	$(1,034)	$—	$(1,034)
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
“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include physical fixed price purchases and sales forward contracts with an affiliate for which there is not a highly liquid OTC market and, therefore, are not included in Level 1 or Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months ended March 31, 2013 and March 31, 2012, as such no rollforward of activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended March 31,
	2013	2012
Sales	610	383
Purchases	675	451
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

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$566	$—	$1,034

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Margin deposits outstanding for the periods ended March 31, 2013 and December 31, 2012 were $1.1 million and $1.9 million, respectively. These margin deposits have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our commodity derivative instrument (contract) positions for the periods ended March 31, 2013 and December 31, 2012, we would have had net asset positions of $0.5 million and $0.8 million, respectively.
Realized and unrealized losses from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2013	2012
Commodity contracts	$(544)	$(1,125)

5.	LONG-TERM DEBT
On January 11, 2013, our credit facility capacity was increased to $385 million and we borrowed $133.5 million in connection with the purchase of a 33% interest in SCPL from SemGroup and to pay transaction related expenses. We have the ability to increase our facility capacity by an additional $165 million. Approximately $1.6 million of related costs have been capitalized and will be amortized over the remaining life of the facility.
At March 31, 2013, we had outstanding borrowings of $152.5 million on this facility, of which $52.5 million incurred interest at the alternate base rate ("ABR") plus an applicable margin, and $100 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at March 31, 2013 on $52.5 million of ABR borrowings was 5.0%. The interest rate in effect at March 31, 2013 on $100 million of Eurodollar rate borrowings was 3.04%.
We had $48.9 million in outstanding letters of credit at March 31, 2013 and the rate per annum was 2.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At March 31, 2013, we had $6.1 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75% on $1.1 million and 2.0% on $5.0 million. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
At March 31, 2013, we were in compliance with the terms of the credit agreement.
At March 31, 2013, $2.9 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At March 31, 2013, we had $56 thousand ($81 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.
We estimate that the fair value of our long-term debt was not materially different than the reported values at March 31, 2013, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at March 31, 2013.

6.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the “Petition Date”), SemGroup, L.P., SemCrude, L.P. (“SemCrude”), the predecessor of Rose Rock, and Eaglwing, L.P. (“Eaglwing”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the “Plan of Reorganization”). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence and the financing arrangements upon emergence. SemGroup, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

(a)	Confirmation order appeal
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed. The Court of Appeals heard oral argument on January 22, 2013, and has not yet ruled. While SemGroup believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this account could have a material adverse impact on us. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

(b)	Claims reconciliation process
A large number of parties have made claims against SemGroup for obligations alleged to have been incurred prior to the Petition Date. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order, SemGroup has begun making distributions to the claimants. SemGroup continues to attempt to settle unresolved claims.

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
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2013, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	16	$1,432
Fixed price sales	91	$8,792
Floating price purchases	20,067	$1,941,213
Floating price sales	20,577	$2,017,882

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.
See Note 2 for commitments related to the White Cliffs Pipeline expansion.

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2012 to March 31, 2013 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Total Partners’ Capital
Balance at December 31, 2012	$129,134	$37,992	$135,036	$—	$6,159	$308,321
Net income	5,143	1,624	4,773	173	281	11,994
Equity issuance	57,886	44,445	—	30,543	2,744	135,618
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(90,516)	(29,063)	(84,379)	(12,572)	(4,418)	(220,948)
Cash distributions	(3,624)	(1,163)	(3,377)	—	(167)	(8,331)
Non-cash equity compensation	143	—	—	—	—	143
Balance at March 31, 2013	$98,166	$53,835	$52,053	$18,144	$4,599	$226,797

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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

					Marginal Percentage Interest in Distributions
		Total Quarterly Distribution Per Unit Target Amount			Unitholders	General Partner Interest	Incentive Distribution Rights
Minimum Quarterly Distribution			$0.3625		98.0%	2.0%	—%
First Target Distribution	above	$0.3625	up to	$0.416875	98.0%	2.0%	—%
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.54375	75.0%	2.0%	23.0%
Thereafter			above	$0.54375	50.0%	2.0%	48.0%
The following table shows the distributions paid or declared per common limited partner unit for the three months ended March 31, 2013 and 2012:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
* Calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. We granted approximately 39,000 restricted unit awards during the three months ended March 31, 2013. At March 31, 2013, there are 79,029 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. We had vestings of 3,872 restricted unit awards for the three months ended March 31, 2013.
The holders of these restricted units granted in 2012 are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUDs”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. The UUDs are subject to the same forfeiture and acceleration conditions as the associated restricted units. Of the 3,872 restricted unit awards that vested for the three months ended March 31, 2013, 140 were UUDs that vested. At March 31, 2013, the value of the UUDs related to unvested restricted units was approximately $58 thousand. This is equivalent to 1,468 common units based on the quarter end close of business market price of our common units of $39.65 per unit. Distributions related to the 2013 restricted unit awards will be settled in cash upon vesting.

8.	EARNINGS PER LIMITED PARTNER UNIT
Net income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations, such as incentive distributions that are allocated to the general partner.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended March 31,
	2013	2012
Net income	$11,994	$7,758
Less: General partner’s incentive distribution earned (*)	41	—
Less: General partner’s 2.0% ownership (**)	240	155
Net income allocated to limited partners	$11,713	$7,603
Numerator for basic and diluted earnings per limited partner unit (**):
Allocation of net income among limited partner interests:
Net income allocable to common units	$6,767	$3,801.5
Net income allocable to subordinated units	4,773	3,801.5
Net income allocable to Class A units	173	—
Net income allocated to limited partners	$11,713	$7,603
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of limited partner common units outstanding	11,465	8,390
Effect of non-vested restricted units	26	—
Diluted weighted average number of limited partner common units outstanding	11,491	8,390
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	1,097	—
Basic & diluted net income per limited partner unit:
Common units	$0.59	$0.45
Subordinated units	$0.57	$0.45
Class A units	$0.16	$—
(*) Based on the amount of the distribution declared per common and subordinated unit related to earnings for the three months ended March 31, 2012, our general partner was not entitled to receive incentive distributions for that period.
(**) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings.

9.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $2.9 million and $2.9 million during the three months ended March 31, 2013 and 2012, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $1.3 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

NGL Energy
SemGroup holds certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner. During the three months ended March 31, 2012, we made purchases of condensate at market prices from NGL Energy in the amount of $14.4 million. There were no purchases from NGL Energy during the three months ended March 31, 2013.

SemGas
We purchase condensate at market prices from SemGas, L.P. (“SemGas”), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $4.1 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.
White Cliffs
SemGroup owns 51% of White Cliffs and exercises significant influence over it, of which we indirectly own 33% through our investment in SCPL subsequent to our January 2013 acquisition. We generated storage revenues from White Cliffs of $0.6 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.1 million and $0.1 million in legal fees and related expenses to this law firm during the three months ended March 31, 2013 and 2012, respectively.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Acquisition
In connection with the acquisition of a 33% interest in SCPL (Note 2), we issued 1.5 million common units and 1.25 million Class A units, valued at $44.4 million and $30.5 million, respectively, as non-cash consideration to SemGroup. In addition, a non-cash contribution of $2.7 million was recorded to the general partner's capital account.
As the transaction occurred between parties under common control, the purchase price in excess of SemGroup's historical cost of the 33% interest in SCPL was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts pro-rata based on ownership percentages. Of the $221.0 million of purchase price in excess of historical cost, $143.2 million represented cash consideration in excess of historical cost and the remaining $77.8 million reduction represented the non-cash portion of the transaction related to equity consideration.
Other supplemental disclosures
We paid cash interest of $0.4 million and $0.1 million for the the three months ended March 31, 2013 and 2012, respectively.
We accrued $0.5 million and $1.9 million for purchases of property, plant and equipment for the the three months ended March 31, 2013 and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.
Overview of Business
We are a growth-oriented Delaware limited partnership formed by SemGroup in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Minnesota, Montana, North Dakota, Oklahoma and Texas. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in all NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("the U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
Our Property, Plant and Equipment
We own and operate all of our assets, which at March 31, 2013 include:

•	7.25 million barrels of crude oil storage capacity in Cushing, Oklahoma, with an additional 350,000 barrels currently under construction;

•
a 640-mile crude oil gathering and transportation pipeline system with over 660,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, Oklahoma;

•
a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we handled and marketed an average of 8,100 barrels of crude oil per day for the three months ended March 31, 2013; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

Our Investment in White Cliffs
SemCrude Pipeline, L.L.C. ("SCPL") owns a 51% interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline system that transports crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). In January 2013, we purchased a one-third interest in SCPL from SemGroup, which was effectively a purchase of a 17% interest in White Cliffs. We account for our ownership in SCPL as an equity method investment. White Cliffs received sufficient binding shipper commitments during its recent open season to move forward with an expansion project which will increase the capacity of the pipeline from approximately 70,000 barrels per day to about 150,000 barrels per day. Subject to regulatory approvals, the expansion is anticipated to be in service in the first half of 2014. We operate the expanded pipeline.

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

Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended March 31, 2013 and 2012, approximately 56% and 53%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended March 31, 2013 and 2012, approximately 22% and 17%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended March 31, 2013 and 2012, approximately 22% and 30%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. As we purchase crude oil from suppliers, we may establish either a fixed or a variable margin with future sales by:
•selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or
•entering into futures and swaps contracts on the NYMEX or over-the-counter markets.
Adjusted Gross Margin
The following table shows Adjusted gross margin generated by product revenue and service revenue for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	$158,728	$169,386
Service	12,504	10,334
Other	—	(5)
Total Revenues	171,232	179,715
Less: Costs of products sold, exclusive of depreciation and amortization	148,451	160,508
Less: Net unrealized gain (loss) related to derivative instruments	468	(146)
Adjusted gross margin	$22,313	$19,353
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2013 and 2012 (in thousands):

Three Months Ended March 31, 2013	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,367	$5,776	$153,816	$3,273	$171,232
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	148,451	—	148,451
Less: Net unrealized gain (loss) related to derivative instruments	—	—	468	—	468
Adjusted gross margin	$8,367	$5,776	$4,897	$3,273	$22,313

Three Months Ended March 31, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$7,410	$4,357	$166,175	$1,773	$179,715
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	160,508	—	160,508
Less: Net unrealized gain (loss) related to derivative instruments	—	—	(146)	—	(146)
Adjusted gross margin	$7,410	$4,357	$5,813	$1,773	$19,353

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months ended March 31, 2013 and 2012 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit and operating data)
Statements of income data:
Total revenues	$171,232	$179,715
Operating income	$13,748	$8,310
Net income	$11,994	$7,758
Net income per common unit (basic and diluted)	$0.59	$0.45
Net income per subordinated unit (basic and diluted)	$0.57	$0.45
Net income per Class A unit (basic and diluted)	$0.16	N/A
Distributions paid per unit	$0.4025	$0.0670
Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$9,915	$(240)
Investing activities	$(60,377)	$(3,044)
Financing activities	$52,723	$(1,194)
Other financial data:
Adjusted gross margin	$22,313	$19,353
Adjusted EBITDA	$16,369	$11,412
Capital expenditures	$6,479	$3,044
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.250	7.000
Percent of Cushing capacity contracted (as of end of period)	97%	96%
Transportation volumes (average Bbls/day)	55,700	44,800
Marketing volumes (average Bbls/day)	24,100	22,700
Unloading/Platteville volumes (average Bbls/day)	62,200	42,400

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
The following table presents a reconciliation of: (i) operating income to Adjusted gross margin, (ii) net income and net cash provided by (used in) operating activities to Adjusted EBITDA, the most directly comparable GAAP financial measures for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$13,748	$8,310
Add:
Operating expense	5,418	5,227
General and administrative	3,561	2,703
Depreciation and amortization	3,507	2,967
Less:
Earnings from equity method investment	3,453	—
Unrealized gain (loss) on derivatives, net	468	(146)
Adjusted gross margin	$22,313	$19,353
Reconciliation of net income to Adjusted EBITDA:
Net income	$11,994	$7,758
Add:
Interest expense	1,754	480
Depreciation and amortization	3,507	2,967
Cash distributions from equity method investment	2,892	—
Non-cash equity compensation	143	61
Less:
Earnings from equity method investment	3,453	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	(544)	(1,125)
Total realized (gain) loss (cash outflow) on derivatives, net	1,012	979
Non-cash unrealized gain (loss) on derivatives, net	468	(146)
Adjusted EBITDA	$16,369	$11,412
Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$9,915	$(240)
Less:
Changes in assets and liabilities	(4,898)	(11,257)
Add:
Interest expense, excluding amortization of debt issuance costs	1,556	395
Adjusted EBITDA	$16,369	$11,412

Results of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands except per unit data)
Statements of income data:
Revenues, including revenues from affiliates:
Product	$158,728	$169,386
Service	12,504	10,334
Other	—	(5)
Total revenues	171,232	179,715
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	148,451	160,508
Operating	5,418	5,227
General and administrative	3,561	2,703
Depreciation and amortization	3,507	2,967
Total expenses	160,937	171,405
Earnings from equity method investment	3,453	—
Operating income	13,748	8,310
Other expenses:
Interest expense	1,754	480
Other expense	—	72
Total other expenses	1,754	552
Net income	$11,994	$7,758
Net income per common unit (basic and diluted)	$0.59	$0.45
Net income per subordinated unit (basic and diluted)	$0.57	$0.45
Net income per Class A unit (basic and diluted)	$0.16	$—
Distribution paid per unit	$0.4025	$0.0670
Adjusted gross margin (1)	$22,313	$19,353
Adjusted EBITDA (1)	$16,369	$11,412

(1)
For a definition of Adjusted gross margin, Adjusted EBITDA and reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Selected Financial and Operating Data—Non-GAAP Financial Measures.”

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
Three months ended March 31, 2013 vs. three months ended March 31, 2012
Revenue
Revenue decreased in the three months ended March 31, 2013, to $171.2 million from $179.7 million for the three months ended March 31, 2012, as shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross product revenue	$630,447	$501,478
Nonmonetary transaction adjustment (ASC 845-10-15)	(472,187)	(331,946)
Unrealized gain (loss) on derivatives, net	468	(146)
Product revenue, net	158,728	169,386
Service revenue	12,504	10,334
Other	—	(5)
Total revenue	$171,232	$179,715
Gross product revenue increased in the three months ended March 31, 2013, to $630.4 million from $501.5 million in the three months ended March 31, 2012. The increase was primarily a result of an increase in sales volumes to 6.8 million barrels for the three months ended March 31, 2013 from 5.0 million barrels for the same period in 2012, offset by a decrease in the average sales price of crude oil to $93 per barrel for the three months ended March 31, 2013 from $101 per barrel for the same period in 2012. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $472.2 million and $331.9 million during the three months ended March 31, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended March 31, 2013, to $12.5 million from $10.3 million for the three months ended March 31, 2012, due to fees on leased crude oil storage at Cushing, Oklahoma which averaged 7.0 million barrels in the first quarter of 2013 compared to an average of 6.0 million barrels in the same period of 2012, as well as additional truck unloading and pumpover fees.
Costs of Products Sold
Costs of products sold decreased in the three months ended March 31, 2013, to $148.5 million from $160.5 million for the same period in 2012. Costs of products sold were reduced by $472.2 million and $331.9 million in the three months ended March 31, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold decreased in the three months ended March 31, 2013, primarily as a combined result of an increase in the volume sold, a decrease in the average cost of crude oil per barrel to $91 from $98 per barrel and a higher proportion of transactions subject to ASC 845-10-15 for the same period in 2012.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—Selected Consolidated Financial and Operating Data—Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the three months ended March 31, 2013, to $22.3 million from $19.4 million in the three months ended March 31, 2012, due to:

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 0.1 million barrels in the three months ended March 31, 2013, over the same period in 2012, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $2.30 for the three months ended March 31, 2013, from approximately $2.80 for the three months ended March 31, 2012. This lower realized spread resulted in a $0.7 million reduction in Adjusted gross margin during the three months ended March 31, 2013, compared to the same period in 2012;

•
an increase in transportation volumes of approximately 0.9 million barrels, contributing an additional $1.4 million Adjusted gross margin during the three months ended March 31, 2013, compared to the same period in 2012;

•
an increase in unloading volumes from our Platteville operations of approximately 1.7 million barrels, contributing an additional $0.6 million Adjusted gross margin, during the three months ended March 31, 2013, compared to the same period in 2012;

•
an increase in the average storage capacity from 6.0 million barrels for the three months ended March 31, 2012, to 7.0 million barrels for the three months ended March 31, 2013, contributing an additional $1.0 million Adjusted gross margin; and

•	an increase in pumpover activity at Cushing, contributing an additional $1.0 million Adjusted gross margin during the three months ended March 31, 2013, compared to the same period in 2012.
Operating expense
Operating expenses increased in the three months ended March 31, 2013 to $5.4 million from $5.2 million for the three months ended March 31, 2012. Field expense, maintenance and lease expense increased approximately $0.2 million, $0.1 million and $0.1 million, respectively. Employment expense decreased approximately $0.2 million.
General and administrative expense
General and administrative expense increased in the three months ended March 31, 2013, to $3.6 million from $2.7 million for the three months ended March 31, 2012. This increase is primarily the result of financial and legal advisors' costs associated with the drop down to us of a 33% interest in SemCrude Pipeline, LLC from SemGroup.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended March 31, 2013 to $3.5 million from $3.0 million for the three months ended March 31, 2012. This increase is due primarily to depreciation of new storage facilities in Cushing, Oklahoma.

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
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on all our outstanding common, subordinated and general partner units and meet our capital expenditure commitments for the coming year.
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows provided by (used in):
Operating activities	$9,915	$(240)
Investing activities	(60,377)	(3,044)
Financing activities	52,723	(1,194)
Change in cash and cash equivalents	2,261	(4,478)
Cash and cash equivalents at beginning of period	108	9,709
Cash and cash equivalents at end of period	$2,369	$5,231
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$11,994	$7,758
Non-cash expenses, net	2,819	3,259
Changes in operating assets and liabilities, net	(4,898)	(11,257)
Net cash flows provided by operating activities	$9,915	$(240)
For the three months ended March 31, 2013, we experienced operating cash inflows of $9.9 million. Net income of $12.0 million included $2.8 million of non-cash expenses, comprised primarily of depreciation and amortization of $3.5 million offset by the $0.6 million net impact of $2.9 million in cash distributions from equity method investment and $3.5 million in earnings from equity method investment. Operating assets and liabilities changed $4.9 million for the three months ended March 31, 2013. The primary changes to operating assets and liabilities included an increase to accounts receivable of $8.5 million, an increase in payables to affiliates of $1.9 million, a decrease in other current assets of $1.1 million, and an increase in accounts payable and accrued liabilities of $0.5 million. The increases to accounts receivable and accounts payable and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions. The impact to accounts receivable and accounts payable is subject to the timing of purchases and sales. The changes in affiliate payables is related to transactions with SemGroup and White Cliffs.
For the three months ended March 31, 2012, we experienced operating cash outflows of $0.2 million. Net income of $7.8 million included $3.3 million of non-cash expenses, comprised primarily of depreciation and amortization. The primary changes to operating assets and liabilities included an $83.5 million increase in accounts receivable, a $68.8 million increase in accounts payable and accrued liabilities, a $4.7 million decrease in inventories, a $3.9 million increase in receivables from affiliates and a $2.2 million increase in payables to affiliates.
Investing Activities.
For the three months ended March 31, 2013, our cash outflows from investing activities related primarily to capital expenditures of $6.5 million and investment in non-consolidated affiliate of $53.9 million. The capital expenditures related primarily to the construction of storage tanks and pipeline infrastructure at our terminal in Cushing, Oklahoma. The investment in non-consolidated affiliate was the acquisition of a 33% interest in SemCrude Pipeline, L.L.C. and capital calls in connection with an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. As the investment transaction was between entities under common control, it was recorded based on SemGroup's historical cost.
For the three months ended March 31, 2012, our cash outflows from investing activities related primarily to capital expenditures of $3.0 million primarily for the construction of storage tanks at our terminal in Cushing, Oklahoma.

Financing Activities.
Net cash inflows from financing activities for the three months ended March 31, 2013, were primarily $191.5 million in debt borrowings and $57.9 million in proceeds from the issuance of limited partner units. A majority of the debt borrowings and all of the proceeds from the issuance of limited partner units were the acquisition of a 33% interest in SemCrude Pipeline, L.L.C. Offsetting the proceeds from the debt borrowings and limited partner unit issuance was a $143.2 million reduction of partners' capital for the purchase price in excess of the historical cost of the interest in SemCrude Pipeline, L.L.C., $43.5 million in debt principal repayments, and $8.3 million in distributions to partners.
Cash outflows from financing activities for the three months ended March 31, 2012, consisted primarily of cash distributions to SemGroup of $1.1 million.
Revolving Credit Facility
On November 10, 2011, we entered into a five-year senior secured revolving credit facility agreement. The credit facility under this agreement became effective upon completion of our initial public offering on December 14, 2011.

On January 11, 2013, our credit facility capacity was increased from $150 million to $385 million. The borrowing capacity under this facility can be increased by an additional $165 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit. All amounts outstanding under the agreement will be due and payable on December 14, 2016.

On January, 11, 2013, the credit facility capacity was increased to $385 million and we borrowed $133.5 million in connection with the purchase of a 33% interest in SCPL from SemGroup and to pay transaction related expenses.
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
At March 31, 2013, we had outstanding cash borrowings of $152.5 million, of which $52.5 million incurred interest at ABR plus an applicable margin, and $100 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at March 31, 2013 on $52.5 million of ABR borrowings was 5.0%. The interest rate in effect at March 31, 2013 on $100 million of Eurodollar rate borrowings was 3.04%.
At March 31, 2013, we had $48.9 million in outstanding letters of credit and the rate per annum was 2.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At March 31, 2013, we had $6.1 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75% on $1.1 million and 2.0% on $5.0 million. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
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
As of March 31, 2013, we were in compliance with our covenants under our credit facility.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $25.5 million and $18.8 million at March 31, 2013 and December 31, 2012, respectively.
Capital Requirements
The midstream energy business can be capital intensive, requiring significant investments for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

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

Projected capital expenditures for 2013 include $17 million for expansion projects and $4 million in maintenance projects. In addition, during 2013 we expect to invest $39 million in the expansion of the White Cliffs Pipeline, which will add a second 12-inch line from Platteville, Colorado to Cushing, Oklahoma.
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
Distributions
The following table sets forth cash distributions paid during 2012 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300	**
*The cash distribution paid in the first quarter of 2012 was $0.0670 per unit. This prorated amount corresponds to the minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began on December 15, 2011, immediately after the closing date of our initial public offering, and continued through December 31, 2011.
**The cash distribution of the first quarter of 2013 is $0.43 per unit, or $1.72 per unit on an annualized basis. The distribution will be paid on May 15, 2013, to all holders of record on May 6, 2013.
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
Customer Concentration
Tesoro Refining and Marketing Company, Shell Trading, Flint Hills Resources and Phillips 66 each accounted for more than 10% of our total revenue for the three months ended March 31, 2013, at approximately 22%, 11%, 11%, and 11%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At March 31, 2013 and December 31, 2012, we had outstanding letters of credit of approximately $55.0 million and $43.8 million, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
We are exposed to various market risks, including volatility in crude oil prices and interest rates. We have in the past used, and expect that in the future we will continue to use, various derivative instruments to manage exposure to crude oil prices. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sales locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Comprehensive Risk Management Policy, which governs our enterprise-wide risks, including the market risks discussed in this item. Subject to our Comprehensive Risk Management Policy, our finance and treasury function has responsibility and authority for managing exposure to interest rates.
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months ended March 31, 2013 and 2012, and for the years ended December 31, 2012 and 2011.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended March 31, 2013
High	$97.94
Low	$90.12
High/Low Differential	$7.82

Three Months Ended March 31, 2012
High	$109.77
Low	$96.36
High/Low Differential	$13.41

Year Ended December 31, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08

Year Ended December 31, 2011
High	$113.93
Low	$75.67
High/Low Differential	$38.26
Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity contracted to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our storage facilities. Profit from our marketing activities is dependent on our ability to sell crude oil at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our crude oil marketing activities are generally not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices at various locations.

Based on our open derivative contracts at March 31, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	135	$(566)	$(1,313)	$1,313	May 2013
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
We recorded interest expense related to our credit facility of $1.8 million during the three months ended March 31, 2013. An increase in interest rates of 1% would have increased our interest expense by $341 thousand during the three months ended March 31, 2013.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of March 31, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters,” “Other matters,” “Environmental,” and “Blueknight claim” in Note 6 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For information on unregistered sales of equity securities and use of proceeds, see our current report on Form 8-K filed with the SEC on January 14, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Contribution Agreement, dated as of January 8, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

10.2
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

10.3
Registration Rights Agreement, dated as of January 11, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers Identified therein (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

10.4
Common Unit Purchase Agreement, dated as of January 8, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (file No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Contribution Agreement, dated as of January 8, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

10.2
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

10.3
Registration Rights Agreement, dated as of January 11, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers Identified therein (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

10.4
Common Unit Purchase Agreement, dated as of January 8, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (file No. 001-35365), filed with the Commission on January 14, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements.