Form 10-Q
period 2013-06-30
Rose Rock Midstream, L.P.
filed 2013-08-09
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At July 31, 2013, there were 11,893,581 common units, 8,389,709 subordinated units and 1,250,000 Class A units outstanding.

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$108
Accounts receivable	222,791	222,862
Receivable from affiliates	87	57
Inventories	21,740	24,840
Other current assets	2,577	2,750
Total current assets	250,845	250,617
Property, plant and equipment (net of accumulated depreciation of $41,777 at June 30, 2013 and $34,580 at December 31, 2012)	296,084	291,530
Equity method investment	66,037	—
Other noncurrent assets, net	3,792	2,579
Total assets	$616,758	$544,726
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$211,412	$220,791
Payable to affiliates	3,261	2,649
Accrued liabilities	4,678	4,681
Other current liabilities	3,807	3,722
Total current liabilities	223,158	231,843
Long-term debt	166,549	4,562
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (9,003,872 units issued and outstanding at June 30, 2013 and 7,000,000 at December 31, 2012)	98,277	129,134
Common units – SemGroup (2,889,709 units issued and outstanding at June 30, 2013 and 1,389,709 at December 31, 2012)	53,879	37,992
Subordinated units – SemGroup (8,389,709 units issued and outstanding at June 30, 2013 and December 31, 2012)	52,120	135,036
Class A units - (1,250,000 units issued and outstanding at June 30, 2013)	18,142	—
General partner	4,633	6,159
Total partners’ capital	227,051	308,321
Total liabilities and partners’ capital	$616,758	$544,726
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, including revenues from affiliates (Note 9):
Product	$148,816	$146,070	$307,544	$315,456
Service	12,606	11,402	25,110	21,736
Other	—	(54)	—	(59)
Total revenues	161,422	157,418	332,654	337,133
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	140,506	140,549	288,957	301,057
Operating	5,807	6,221	11,225	11,448
General and administrative	3,254	2,046	6,815	4,749
Depreciation and amortization	3,690	2,999	7,197	5,966
Total expenses	153,257	151,815	314,194	323,220
Earnings from equity method investment	3,451	—	6,904	—
Operating income	11,616	5,603	25,364	13,913
Other expenses:
Interest expense	2,494	477	4,248	957
Other expense (income)	(12)	—	(12)	72
Total other expenses	2,482	477	4,236	1,029
Net income	$9,134	$5,126	$21,128	$12,884
Net income allocated to general partner	$255	$103	$535	$258
Net income allocated to common unitholders	$5,208	$2,511.5	$11,975	$6,313
Net income allocated to subordinated unitholders	$3,674	$2,511.5	$8,447	$6,313
Net income (loss) allocated to Class A unitholders	$(3)	$—	$171	$—
Earnings per limited partner unit (Note 8):
Common unit (basic and diluted)	$0.44	$0.30	$1.02	$0.75
Subordinated unit (basic and diluted)	$0.44	$0.30	$1.01	$0.75
Class A unit (basic and diluted)	$—	$—	$0.15	$—
Basic weighted average number of limited partner units outstanding:
Common units	11,894	8,390	11,680	8,390
Subordinated units	8,390	8,390	8,390	8,390
Class A units	1,250	—	1,174	—
Diluted weighted average number of limited partner units outstanding:
Common units	11,933	8,402	11,710	8,398
Subordinated units	8,390	8,390	8,390	8,390
Class A units	1,250	—	1,174	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$21,128	$12,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,197	5,966
Loss on disposal of long-lived assets, net	—	56
Amortization of debt issuance costs	399	171
Non-cash equity compensation	355	139
Net unrealized (gain) loss related to derivative instruments	(1,295)	122
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	71	(21,846)
Decrease (increase) in receivable from affiliates	(30)	757
Decrease (increase) in inventories	2,644	9,602
Decrease (increase) in other current assets	434	58
Decrease (increase) in other noncurrent assets	(1)	(20)
Increase (decrease) in accounts payable and accrued liabilities	(8,205)	16,467
Increase (decrease) in payable to affiliates	612	(4,277)
Net cash provided by operating activities	23,309	20,079
Cash flows from investing activities:
Capital expenditures	(11,370)	(9,391)
Proceeds from sale of long-lived assets	—	145
Investments in non-consolidated affiliate	(66,193)	—
Distributions in excess of equity in earnings of affiliates	156	—
Net cash used in investing activities	(77,407)	(9,246)
Cash flows from financing activities:
Debt issuance costs	(1,611)	(52)
Borrowings on credit facility	251,000	73,500
Principal payments on credit facility	(89,000)	(73,500)
Principal payments on capital lease obligations	(12)	(11)
Proceeds from common L.P. unit issuance, net of offering costs	57,751	—
Cash consideration in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(143,216)	—
Cash distributions to partners	(17,272)	(7,524)
Net cash provided by (used in) financing activities	57,640	(7,587)
Net increase in cash and cash equivalents	3,542	3,246
Cash and cash equivalents at beginning of period	108	9,709
Cash and cash equivalents at end of period	$3,650	$12,955
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Partnership and the results of its operations and its cash flows. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated.
These condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2012, is derived from audited financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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

2.	ACQUISITIONS
SemCrude Pipeline, L.L.C
Contribution Agreement
On January 8, 2013, we entered into a Contribution Agreement (the “Contribution Agreement”) with SemGroup and certain of its subsidiaries. Pursuant to the terms of the Contribution Agreement, on January 11, 2013, we acquired a 33% interest in SemCrude Pipeline, L.L.C. (“SCPL”) from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its two percent general partner interest in us. SCPL owns a 51% membership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline system ("the White Cliffs Pipeline") that transports crude oil from Platteville, Colorado in the Denver-Julesburg Basin to Cushing, Oklahoma.
The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
The cash consideration was funded through a borrowing under our credit facility of approximately $130.3 million and the sale of 2.0 million common units through a private placement, as described below. The 1.5 million common units were valued at $29.63 per unit, or $44.4 million, based on the sales price to third-parties in the private placement. The Class A units were valued at $29.63 per unit discounted for the expected forbearance of distributions, or $30.5 million. The contribution to the general partner's capital account was made in the amount of $2.7 million. Subsequent to the transaction, SemGroup holds the 2% general partner interest and 58.2% of the limited partnership interest in Rose Rock. We incurred $3.7 million of cost, of which $1.6 million of equity issuance costs were offset against proceeds, $1.6 million were related to the borrowing and were deferred, and $0.5 million were expensed.
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
As part of the transaction, we are required to fund 33% of SCPL's capital contribution requirements for White Cliffs related to an expansion project adding a 12" line from Platteville, Colorado to Cushing, Oklahoma. For the three months and six months ended June 30, 2013, we contributed $12.3 million and $19.9 million, respectively. Remaining contributions for 2013 and 2014 are expected to be $20 million and $10 million, respectively.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ACQUISITIONS, Continued

Registration Rights Agreement
In connection with the closing of the Private Placement, on January 11, 2013, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, within 30 days following the closing of the Private Placement, we were required to prepare and file a registration statement (the “Registration Statement”) to permit the public resale of the common units sold to the Purchasers in the Private Placement.
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

Barcas Field Services, LLC

On August 1, 2013, we executed a definitive agreement to acquire the assets of Barcas Field Services, LLC, which owns and operates a crude oil trucking fleet for $47 million. The transaction is expected to close during the third quarter of 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.

3.	INVESTMENT IN NON-CONSOLIDATED AFFILIATE
SemCrude Pipeline
We account for our 33% interest in SCPL under the equity method. Under the equity method, we do not report the individual assets and liabilities of SCPL on our condensed consolidated balance sheets. Instead, our membership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
For the three months and six months ended June 30, 2013, we recorded equity in earnings of SCPL of $3.5 million and $6.9 million, respectively. For the three months and six months ended June 30, 2013, we received cash distributions of $4.2 million and $7.1 million, respectively. Distributions are paid on a one-month lag. Accordingly, the cash distributions received for the three months and six months ended June 30, 2013 relate to earnings from March to May 2013 and January to May 2013, respectively.
SCPL's only substantial asset is a 51% interest in White Cliffs. Thus, our 33% interest in SCPL is effectively a 17% interest in White Cliffs.
Certain summarized income statement information of White Cliffs for the three months and six months ended June 30, 2013 is shown below (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$30,112	$60,785
Operating, general and administrative expenses	$4,113	$9,292
Depreciation and amortization expense	$4,715	$9,430
Net income	$21,284	$42,063
The equity in earnings of White Cliffs for the three months and six months ended June 30, 2013, recorded by SCPL, is less than 51% of the net income of White Cliffs for the same period, which ultimately reduces our equity in earnings of SCPL such that our share of earnings is less than 17% of the net income of White Cliffs. This is due to certain general and administrative expenses SCPL incurs in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to SCPL's ownership interest. White Cliffs recorded $0.4 million and $0.7 million of such general and administrative expense for the three months and six months ended June 30, 2013, respectively.

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
We record certain commodity derivative assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$315	$(54)	$261	$22	$(22)	$—
Liabilities	54	(54)	—	1,056	(22)	1,034
Net assets (liabilities) at fair value	$261	$—	$261	$(1,034)	$—	$(1,034)
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
“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include physical fixed price purchases and sales forward contracts for which there is not a highly liquid OTC market and, therefore, are not included in Level 1 or Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and six months ended June 30, 2013 and 2012, as such no rollforward of activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	720	300	1,330	683
Purchases	615	235	1,290	686
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

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$261	$—	$—	$1,034
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Margin deposits outstanding for the periods ended June 30, 2013 and December 31, 2012 were $0.9 million and $1.9 million, respectively. These margin deposits have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against (or combined with) our net commodity derivative instrument (contract) positions as of June 30, 2013 and December 31, 2012, we would have had net asset positions of $1.1 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commodity contracts	$(233)	$1,415	$(777)	$289

5.	LONG-TERM DEBT
Credit facility
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
At June 30, 2013, we had outstanding borrowings of $166.5 million on this facility, of which $66.5 million incurred interest at the alternate base rate ("ABR") plus an applicable margin, and $100 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at June 30, 2013 on $66.5 million of ABR borrowings was 5.25%. The interest rate in effect at June 30, 2013 on $100 million of Eurodollar rate borrowings was 3.20%.
We had $37.4 million in outstanding letters of credit at June 30, 2013 and the rate per annum was 3.00%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At June 30, 2013, we had $8.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75% on $0.6 million and 2.0% on $8.0 million. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
At June 30, 2013, we were in compliance with the terms of the credit agreement.
At June 30, 2013, $2.7 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At June 30, 2013, we had $49 thousand ($75 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
5. LONG-TERM DEBT, Continued

We estimate that the fair value of our long-term debt was not materially different than the reported values at June 30, 2013, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at June 30, 2013.

Shelf Registration Statement
On May 15, 2013, we filed a universal shelf registration statement with the SEC on Form S-3, which became effective on May 29, 2013. Pursuant to this registration statement, we may issue debt securities in one or more series, as to any of which Rose Rock Finance Corporation ("Rose Rock Finance") may be a co-issuer on a joint and several basis with Rose Rock. Rose Rock Finance was incorporated under the laws of the State of Delaware on May 6, 2013, and is 100 percent-owned by Rose Rock. Rose Rock Finance was organized for the purpose of co-issuing our debt securities and has no material assets or any liabilities.
Any debt securities that we offer under this registration statement will be direct, unsecured general obligations. The debt securities will be either senior debt securities or subordinated debt securities. As of June 30, 2013, no debt securities have been issued under this registration statement.
In the event that one or more of Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC and Rose Rock Midstream Crude, L.P., each a 100 percent-owned subsidiary of Rose Rock, guarantee such debt securities, when issued, such guarantees will be full and unconditional and will constitute the joint and several obligations of such subsidiaries. Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC and Rose Rock Midstream Crude, L.P. are our sole subsidiaries, other than Rose Rock Finance. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon the ability of us, or any of our subsidiaries, to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

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
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting SemGroup's motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed. The Court of Appeals heard oral argument on January 22, 2013, and has not yet ruled. While SemGroup believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this account could have a material adverse impact on us. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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

Blueknight is missing 141,000 barrels of crude oil from operations occurring during the months of April through June, 2010. On June 11, 2013, the Special Master's Report was finalized and filed with the District Court, confirming a shortage in Blueknight's Cushing terminal and Oklahoma pipeline system.  Discovery will proceed in the District Court where SemGroup will seek documentation and testimony on the treatment of the missing oil.  SemGroup will continue to defend its position; however, they cannot predict the outcome.  We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2013, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	150	$13,434
Fixed price sales	150	$14,318
Floating price purchases	18,933	$1,772,366
Floating price sales	18,745	$1,795,446
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
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2012 to June 30, 2013 (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Total Partners’ Capital
Balance at December 31, 2012	$129,134	$37,992	$135,036	$—	$6,159	$308,321
Net income	9,065	2,910	8,447	171	535	21,128
Equity issuance	57,751	44,445	—	30,543	2,744	135,483
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(90,516)	(29,063)	(84,379)	(12,572)	(4,418)	(220,948)
Unvested distribution equivalent rights	(16)	—	—	—	—	(16)
Cash distributions	(7,496)	(2,405)	(6,984)	—	(387)	(17,272)
Non-cash equity compensation	355	—	—	—	—	355
Balance at June 30, 2013	$98,277	$53,879	$52,120	$18,142	$4,633	$227,051

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
The following table shows the distributions paid or declared per common limited partner unit for the three months and six months ended June 30, 2013 and 2012:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
* Calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. We granted approximately 39,000 restricted unit awards during the six months ended June 30, 2013 with a weighted average grant date fair value of $34.40. At June 30, 2013, there are 79,029 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. We had vestings of 3,872 restricted unit awards for the six months ended June 30, 2013.
The holders of restricted units granted in 2012 are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. The UUDs are subject to the same forfeiture and acceleration conditions as the associated restricted units. Of the 3,872 restricted unit awards that vested for the six months ended June 30, 2013, 140 were UUDs that vested. At June 30, 2013, the value of the UUDs related to unvested restricted units was approximately $76 thousand. This is equivalent to 2,062 common units based on the quarter end close of business market price of our common units of $36.62 per unit. Distributions related to the 2013 restricted unit awards will be settled in cash upon vesting.

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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and six months ended June 30, 2013 and 2012 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,134	$5,126	$21,128	$12,884
Less: General partner’s incentive distribution earned (*)	72	—	112	—
Less: General partner’s 2.0% ownership	183	103	423	258
Net income allocated to limited partners	$8,879	$5,023	$20,593	$12,626
Numerator for basic and diluted earnings per limited partner unit (**):
Allocation of net income among limited partner interests:
Net income allocable to common units	$5,208	$2,511.5	$11,975	$6,313
Net income allocable to subordinated units	3,674	2,511.5	8,447	6,313
Net income (loss) allocable to Class A units	(3)	—	171	—
Net income allocated to limited partners	$8,879	$5,023	$20,593	$12,626
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	11,894	8,390	11,680	8,390
Effect of non-vested restricted units	39	12	30	8
Diluted weighted average number of common units outstanding	11,933	8,402	11,710	8,398
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	1,250	—	1,174	—
Basic & diluted net income per limited partner unit:
Common units	$0.44	$0.30	$1.02	$0.75
Subordinated units	$0.44	$0.30	$1.01	$0.75
Class A units	$—	$—	$0.15	$—
(*) Based on the amount of the distribution declared per common and subordinated unit related to earnings for the three months and six months ended June 30, 2012, our general partner was not entitled to receive incentive distributions for those periods.
(**) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Class A units do not participate in cash distributions, but are allocated a proportional share of undistributed earnings.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $3.1 million and $3.1 million during the three months ended June 30, 2013 and 2012, respectively, for direct employee costs. SemGroup charged us $6.0 million and $6.0 million during the six months ended June 30, 2013 and 2012, respectively. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $1.7 million and $0.8 million during the three months ended June 30, 2013 and 2012, respectively, for such allocated costs. SemGroup charged us $3.0 million and $2.0 million during the six months ended June 30, 2013 and 2012, respectively. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy
SemGroup holds certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner. During the three months and six months ended June 30, 2012, we made purchases of condensate at market prices from NGL Energy in the amount of $11.7 million and $25.7 million, respectively. There were no purchases from NGL Energy during the six months ended June 30, 2013. We received reimbursements from NGL Energy for transition services in the amounts of $42.0 thousand and $84.0 thousand for the three months and six months ended June 30, 2013, respectively. There were no reimbursements from NGL Energy during the three months and the six months ended June 30, 2012.

SemGas
We purchase condensate at market prices from SemGas, L.P. (“SemGas”), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $5.0 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively. Purchases from SemGas were $9.1 million and $5.3 million for the six months ended June 30, 2013 and 2012, respectively.
White Cliffs
SemGroup owns 51% of White Cliffs and exercises significant influence over it, of which we indirectly own 17% through our investment in SCPL subsequent to our January 2013 acquisition. We generated storage revenues from White Cliffs of $0.8 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. We generated storage revenues from White Cliffs of $1.3 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.1 million and $0.1 million in legal fees and related expenses to this law firm during the three months ended June 30, 2013 and 2012, respectively. We paid $0.2 million and $0.3 million in legal fees and related expenses to this law firm during the six months ended June 30, 2013 and 2012, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Other supplemental disclosures
We paid cash interest of $3.0 million and $0.6 million for the the six months ended June 30, 2013 and 2012, respectively.
No significant amounts were accrued for purchases of property, plant and equipment for the six months ended June 30, 2013. We accrued $0.5 million for purchases of property, plant and equipment for the the six months ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.
Overview of Business
We are a growth-oriented Delaware limited partnership formed by SemGroup in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Wyoming. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in all NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("the U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
Our Property, Plant and Equipment
We own and operate all of our assets, which at June 30, 2013 include:

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

•
a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we handled and marketed an average of 8,200 barrels of crude oil per day for the three months ended June 30, 2013; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

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

Recent Developments

On August 1, 2013, we executed a definitive agreement to acquire the assets of Barcas Field Services, LLC, which owns and operates a crude oil trucking fleet for $47 million. The transaction is expected to close during the third quarter of 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.

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

Adjusted Gross Margin
We view Adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of crude oil, and our fixed-margin and marketing operations, which do. In particular, Adjusted gross margin provides a way to compare the actual transportation fee received under fixed-fee contracts with the effective transportation fee realized through a fixed-margin transaction. In addition, Adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and cost of products sold. See “—Non-GAAP Financial Measures”.

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
Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes
In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system and through our Bakken Shale operations, we provide transportation services on a fee basis or pursuant to fixed-margin transactions, but in either case, the Adjusted gross margin we generate is dependent on the volume of crude oil transported (if on a fee basis) or purchased and sold (if pursuant to a fixed-margin transaction). We refer to these volumes, in the aggregate, as transportation volumes. Similarly, on our Kansas and Oklahoma system, and through our Bakken Shale operations, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts. We refer to the crude oil volumes purchased and sold in our marketing operations as marketing volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.

How We Generate Adjusted Gross Margin
We generate Adjusted gross margin by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from our fee-based services are included in service revenue, and revenues from our fixed-margin and marketing activities are included in product revenue.

Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended June 30, 2013 and 2012, approximately 63% and 67%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For the six months ended June 30, 2013 and 2012, approximately 59% and 60%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended June 30, 2013 and 2012, approximately 24% and 18%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the six months ended June 30, 2013 and 2012, approximately 23% and 17%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended June 30, 2013 and 2012, approximately 13% and 15%, respectively, of our Adjusted gross margin was generated through marketing activities. For the six months ended June 30, 2013 and 2012, approximately 18% and 23%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
Adjusted Gross Margin
The following table shows Adjusted gross margin generated by product revenue and service revenue for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$148,816	$146,070	$307,544	$315,456
Service	12,606	11,402	25,110	21,736
Other	—	(54)	—	(59)
Total Revenues	161,422	157,418	332,654	337,133
Less: Costs of products sold, exclusive of depreciation and amortization	140,506	140,549	288,957	301,057
Less: Net unrealized gain (loss) related to derivative instruments	827	24	1,295	(122)
Adjusted gross margin	$20,089	$16,845	$42,402	$36,198
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2013 and 2012 (in thousands):

Three Months Ended June 30, 2013	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,629	$5,648	$144,056	$3,089	$161,422
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,506	—	140,506
Less: Net unrealized gain (loss) related to derivative instruments	—	—	827	—	827
Adjusted gross margin	$8,629	$5,648	$2,723	$3,089	$20,089

Three Months Ended June 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,429	$4,106	$143,139	$1,744	$157,418
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,549	—	140,549
Less: Net unrealized gain (loss) related to derivative instruments	—	—	24	—	24
Adjusted gross margin	$8,429	$4,106	$2,566	$1,744	$16,845

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2013 and 2012 (in thousands):

Six Months Ended June 30, 2013	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues:	$16,997	$11,424	$297,870	$6,363	$332,654
Less: Cost of products sold, exclusive of depreciation and amortization	—	—	288,957	—	288,957
Less: Unrealized gain (loss) on derivatives	—	—	1,295	—	1,295
Adjusted Gross Margin	$16,997	$11,424	$7,618	$6,363	$42,402

Six Months Ended June 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues:	$15,838	$8,656	$309,122	$3,517	$337,133
Less: Cost of products sold, exclusive of depreciation and amortization	—	—	301,057	—	301,057
Less: Unrealized gain (loss) on derivatives	—	—	(122)	—	(122)
Adjusted Gross Margin	$15,838	$8,656	$8,187	$3,517	$36,198

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and six months ended June 30, 2013 and 2012 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

The following table presents the non-GAAP financial measures of Adjusted gross margin and Adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance and, in the case of Adjusted EBITDA, our liquidity. Adjusted gross margin and Adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of Adjusted gross margin and Adjusted EBITDA and a reconciliation of operating income to Adjusted gross margin, of net income to Adjusted EBITDA and of net cash provided by (used in) operating activities to Adjusted EBITDA, their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per unit and operating data)
Statements of income data:
Total revenues	$161,422	$157,418	$332,654	$337,133
Operating income	$11,616	$5,603	$25,364	$13,913
Net income	$9,134	$5,126	$21,128	$12,884
Net income per common unit (basic and diluted)	$0.44	$0.30	$1.02	$0.75
Net income per subordinated unit (basic and diluted)	$0.44	$0.30	$1.01	$0.75
Net income per Class A unit (basic and diluted)	$—	$—	$0.15	$—
Distributions paid per unit	$0.4300	$0.3725	$0.8325	$0.4395
Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$13,394	$20,319	$23,309	$20,079
Investing activities	$(17,030)	$(6,202)	$(77,407)	$(9,246)
Financing activities	$4,917	$(6,393)	$57,640	$(7,587)
Other financial data:
Adjusted gross margin	$20,089	$16,845	$42,402	$36,198
Adjusted EBITDA	$15,420	$8,712	$31,789	$20,124
Capital expenditures	$4,891	$6,347	$11,370	$9,391
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.250	7.000	7.250	7.000
Percent of Cushing capacity contracted (as of end of period)	97%	96%	97%	96%
Transportation volumes (average Bbls/day)	57,300	49,000	56,500	46,900
Marketing volumes (average Bbls/day)	22,100	21,300	23,100	22,000
Unloading/Platteville volumes (average Bbls/day)	58,400	44,300	60,300	43,400

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$11,616	$5,603	$25,364	$13,913
Add:
Operating expense	5,807	6,221	11,225	11,448
General and administrative	3,254	2,046	6,815	4,749
Depreciation and amortization	3,690	2,999	7,197	5,966
Less:
Earnings from equity method investment	3,451	—	6,904	—
Unrealized gain (loss) on derivatives, net	827	24	1,295	(122)
Adjusted gross margin	$20,089	$16,845	$42,402	$36,198
Reconciliation of net income to Adjusted EBITDA:
Net income	$9,134	$5,126	$21,128	$12,884
Add:
Interest expense	2,494	477	4,248	957
Depreciation and amortization	3,690	2,999	7,197	5,966
Loss on disposal of long-lived assets	—	56	—	56
Cash distributions from equity method investment	4,168	—	7,060	—
Non-cash equity compensation	212	78	355	139
Less:
Earnings from equity method investment	3,451	—	6,904	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	(233)	1,414	(777)	289
Total realized (gain) loss (cash outflow) on derivatives, net	1,060	(1,390)	2,072	(411)
Non-cash unrealized gain (loss) on derivatives, net	827	24	1,295	(122)
Adjusted EBITDA	$15,420	$8,712	$31,789	$20,124
Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$13,394	$20,319	$23,309	$20,079
Less:
Changes in assets and liabilities	423	11,998	(4,475)	741
Add:
Interest expense, excluding amortization of debt issuance costs	2,293	391	3,849	786
Cash distribution from equity method investment in excess of cumulative equity in earnings	156	—	156	—
Adjusted EBITDA	$15,420	$8,712	$31,789	$20,124

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited, in thousands except per unit data)
Statements of income data:
Revenues, including revenues from affiliates:
Product	$148,816	$146,070	$307,544	$315,456
Service	12,606	11,402	25,110	21,736
Other	—	(54)	—	(59)
Total revenues	161,422	157,418	332,654	337,133
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	140,506	140,549	288,957	301,057
Operating	5,807	6,221	11,225	11,448
General and administrative	3,254	2,046	6,815	4,749
Depreciation and amortization	3,690	2,999	7,197	5,966
Total expenses	153,257	151,815	314,194	323,220
Earnings from equity method investment	3,451	—	6,904	—
Operating income	11,616	5,603	25,364	13,913
Other expenses:
Interest expense	2,494	477	4,248	957
Other expense (income)	(12)	—	(12)	72
Total other expenses	2,482	477	4,236	1,029
Net income	$9,134	$5,126	$21,128	$12,884
Net income per common unit (basic and diluted)	$0.44	$0.30	$1.02	$0.75
Net income per subordinated unit (basic and diluted)	$0.44	$0.30	$1.01	$0.75
Net income per Class A unit (basic and diluted)	$—	$—	$0.15	$—
Distributions paid per unit	$0.4300	$0.3725	$0.8325	$0.4395
Adjusted gross margin (1)	$20,089	$16,845	$42,402	$36,198
Adjusted EBITDA (1)	$15,420	$8,712	$31,789	$20,124

(1)
For a definition of Adjusted gross margin, Adjusted EBITDA and reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Non-GAAP Financial Measures.”

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
Three months ended June 30, 2013 vs. three months ended June 30, 2012
Revenue
Revenue increased in the three months ended June 30, 2013, to $161.4 million from $157.4 million for the three months ended June 30, 2012, as shown in the following table:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Gross product revenue	$626,891	$471,733
Nonmonetary transaction adjustment (ASC 845-10-15)	(478,902)	(325,687)
Unrealized gain (loss) on derivatives, net	827	24
Product revenue, net	148,816	146,070
Service revenue	12,606	11,402
Other	—	(54)
Total revenue	$161,422	$157,418
Gross product revenue increased in the three months ended June 30, 2013, to $626.9 million from $471.7 million in the three months ended June 30, 2012. The increase was primarily a result of an increase in sales volumes to 6.7 million barrels for the three months ended June 30, 2013 from 5.2 million barrels for the same period in 2012, combined with an increase in the average sales price of crude oil to $93 per barrel for the three months ended June 30, 2013 from $91 per barrel for the same period in 2012. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $478.9 million and $325.7 million during the three months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended June 30, 2013, to $12.6 million from $11.4 million for the three months ended June 30, 2012, due to truck unloading and pumpover fees and fees on leased crude oil storage which averaged 7.25 million barrels in the second quarter of 2013 compared to an average of 7.0 million barrels in the same period of 2012.
Costs of Products Sold
Costs of products sold remained flat at $140.5 million in the three months ended June 30, 2013 and 2012. Costs of products sold were reduced by $478.9 million and $325.7 million in the three months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Increases in the volume sold and the average cost of crude oil per barrel to $92 from $90 per barrel were equally offset by a higher proportion of transactions subject to ASC 845-10-15.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the three months ended June 30, 2013, to $20.1 million from $16.8 million in the three months ended June 30, 2012, due to:

•
an increase in transportation volumes of approximately 0.8 million barrels, contributing an additional $1.5 million Adjusted gross margin during the three months ended June 30, 2013, compared to the same period in 2012;

•	an increase in pumpover activity at Cushing, contributing an additional $0.9 million Adjusted gross margin during the three months ended June 30, 2013, compared to the same period in 2012;

•
an increase in unloading volumes from our Platteville operations of approximately 1.3 million barrels, contributing an additional $0.5 million Adjusted gross margin, during the three months ended June 30, 2013, compared to the same period in 2012;

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 0.1 million barrels in the three months ended June 30, 2013, over the same period in 2012, combined with a higher spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel increased to approximately $1.36 for the three months ended June 30, 2013, from approximately $1.33 for the three months ended June 30, 2012. This higher realized spread resulted in a $0.2 million increase in Adjusted gross margin during the three months ended June 30, 2013, compared to the same period in 2012; and

•
an increase in the average leased storage capacity to 7.25 million barrels for the three months ended June 30, 2013, from 7.0 million barrels for the three months ended June 30, 2012, contributing an additional $0.2 million Adjusted gross margin.

Operating expense
Operating expenses decreased in the three months ended June 30, 2013 to $5.8 million from $6.2 million for the three months ended June 30, 2012, primarily due to a reduction in maintenance expense related to trucks and pipelines.
General and administrative expense
General and administrative expense increased in the three months ended June 30, 2013, to $3.3 million from $2.0 million for the three months ended June 30, 2012. Corporate overhead allocation, financial and legal advisors' costs associated with a shelf registration and employment costs increased approximately $0.9 million, $0.3 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2013 to $3.7 million from $3.0 million for the three months ended June 30, 2012. This increase is due primarily to depreciation of new storage facilities and an additional twenty-inch pipeline for primary connections to Cushing, Oklahoma and the new truck unloading bay expansion at Platteville, Colorado.
Earnings from equity method investment
Earnings from equity method investments increased in the three months ended June 30, 2013 to $3.5 million from zero for the three months ended June 30, 2012. These earnings are attributable to our investment in White Cliffs.
Interest expense
Interest expense increased in the three months ended June 30, 2013 to $2.5 million from $0.5 million for the three months ended June 30, 2012. This increase in interest expense relates to an increase in the outstanding debt balance to $166.5 million at June 30, 2013 from zero at June 30, 2012. Of the total increase in the outstanding debt balance, $133.5 million relates to funding the acquisition of a one-third interest in SCPL in January 2013. The remainder of the increase in the outstanding debt balance is due to funding SCPL capital calls of $20.0 million related to the White Cliffs expansion and the remainder is to fund on-going operations and capital projects.
Six months ended June 30, 2013 vs. six months ended June 30, 2012
Revenue
Revenue decreased in the six months ended June 30, 2013, to $332.7 million from $337.1 million for the six months ended June 30, 2012, as shown in the following table:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Gross product revenue	$1,257,338	$973,212
Nonmonetary transaction adjustment (ASC 845-10-15)	(951,089)	(657,634)
Unrealized gain (loss) on derivatives, net	1,295	(122)
Product revenue, net	307,544	315,456
Service revenue	25,110	21,736
Other	—	(59)
Total revenue	$332,654	$337,133
Gross product revenue increased in the six months ended June 30, 2013, to $1.3 billion from $973.2 million in the six months ended June 30, 2012. The increase was primarily a result of an increase in sales volumes to 13.5 million barrels for the six months ended June 30, 2013 from 10.2 million barrels for the same period in 2012, offset by a decrease in the average sales price of crude oil to $93 per barrel for the six months ended June 30, 2013 from $96 per barrel for the same period in 2012.

The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $951.1 million and $657.6 million during the six months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the six months ended June 30, 2013, to $25.1 million from $21.7 million for the six months ended June 30, 2012, due to fees on leased crude oil storage which averaged 7.1 million barrels in the first half of 2013 compared to an average of 6.5 million barrels in the same period of 2012, as well as additional truck unloading and pumpover fees.
Costs of Products Sold
Costs of products sold decreased in the six months ended June 30, 2013, to $289.0 million from $301.1 million for the same period in 2012. Costs of products sold were reduced by $951.1 million and $657.6 million in the six months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold decreased in the six months ended June 30, 2013, primarily as a combined result of an increase in the volume sold, a decrease in the average cost of crude oil per barrel to $92 from $94 per barrel and a higher proportion of transactions subject to ASC 845-10-15 for the same period in 2012.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—How We Generate Adjusted Gross Margin—Adjusted Gross Margin—Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the six months ended June 30, 2013, to $42.4 million from $36.2 million in the three months ended June 30, 2012, due to:

•
an increase in transportation volumes of approximately 1.7 million barrels, contributing an additional $2.8 million Adjusted gross margin during the six months ended June 30, 2013, compared to the same period in 2012;

•	an increase in pumpover activity at Cushing, contributing an additional $1.9 million Adjusted gross margin during the six months ended June 30, 2013, compared to the same period in 2012;

•
an increase in the average leased storage capacity to 7.1 million barrels for the six months ended June 30, 2013, from 6.5 million barrels for the six months ended June 30, 2012, contributing an additional $1.2 million Adjusted gross margin;

•
an increase in unloading volumes from our Platteville operations of approximately 3.0 million barrels, contributing an additional $1.1 million Adjusted gross margin, during the six months ended June 30, 2013, compared to the same period in 2012; and

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 0.2 million barrels in the six months ended June 30, 2013, over the same period in 2012, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average cost per barrel decreased to approximately $1.82 for the six months ended June 30, 2013, from approximately $2.05 for the six months ended June 30, 2012. This lower realized spread resulted in a $0.6 million reduction in Adjusted gross margin during the six months ended June 30, 2013, compared to the same period in 2012.

Operating expense
Operating expenses decreased in the six months ended June 30, 2013 to $11.2 million from $11.4 million for the six months ended June 30, 2012 due to a bad debt recovery.
General and administrative expense
General and administrative expense increased in the six months ended June 30, 2013, to $6.8 million from $4.7 million for the six months ended June 30, 2012. Corporate overhead allocation, financial and legal advisors' costs associated with the drop down to us of a 33% interest in SCPL from SemGroup and a shelf registration filing expenses and employment costs increased approximately $1.0 million, $0.1 million and $0.1 million, respectively.

Depreciation and amortization expense
Depreciation and amortization expense increased in the six months ended June 30, 2013 to $7.2 million from $6.0 million for the six months ended June 30, 2012. This increase is due primarily to depreciation of the new storage facilities, a secondary twenty-inch pipeline for primary connections to Cushing, Oklahoma and the new unloading bay expansion in Platteville, Colorado.
Earnings from equity method investment
Earnings from equity method investments increased in the six months ended June 30, 2013 to $6.9 million from zero for the six months ended June 30, 2012. These earnings are attributable to our investment in White Cliffs.
Interest expense
Interest expense increased in the six months ended June 30, 2013 to $4.2 million from $1.0 million for the six months ended June 30, 2012. This increase in interest expense relates to an increase in the outstanding debt balance to $166.5 million at June 30, 2013 from zero at June 30, 2012. Of the total increase in the outstanding debt balance, $133.5 million relates to funding the acquisition of a one-third interest in SCPL in January 2013. The remainder of the increase in the outstanding debt balance is due to funding SCPL capital calls of $20.0 million related to the White Cliffs expansion and the remainder is to fund on-going operations and capital projects.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities or common units and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand and borrowings on our revolving credit facility;

•	acquisitions through cash on hand, borrowings under our credit facilities, the issuance of debt securities and common units; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.
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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows provided by (used in):
Operating activities	$23,309	$20,079
Investing activities	(77,407)	(9,246)
Financing activities	57,640	(7,587)
Change in cash and cash equivalents	3,542	3,246
Cash and cash equivalents at beginning of period	108	9,709
Cash and cash equivalents at end of period	$3,650	$12,955
Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net income	$21,128	$12,884
Non-cash expenses, net	6,656	6,454
Changes in operating assets and liabilities, net	(4,475)	741
Net cash flows provided by operating activities	$23,309	$20,079
For the six months ended June 30, 2013, we experienced operating cash inflows of $23.3 million. Net income of $21.1 million included $6.7 million of non-cash expenses, comprised primarily of depreciation and amortization of $7.2 million offset by $1.3 million of unrealized gain related to our derivative instruments. Operating assets and liabilities changed $4.5 million for the six months ended June 30, 2013. The primary changes to operating assets and liabilities included a decrease to accounts payable and accrued liabilities of $8.2 million, offset by a decrease in inventories of $2.6 million. The impact of accounts payable, accrued liabilities, and inventories is subject to the timing of purchases and sales.
For the six months ended June 30, 2012, we experienced operating cash inflows of $20.1 million. Net income of $12.9 million included $6.5 million of non-cash expenses, comprised primarily of $6.0 million of depreciation and amortization. Operating assets and liabilities changed $0.7 million driven primarily by a $21.8 million increase in accounts receivable, a $16.5 million increase in accounts payable and accrued liabilities, a $9.6 million decrease in inventories, a $4.3 million decrease in payables to affiliates and an $0.8 million decrease in receivables from affiliates.
Investing Activities.
For the six months ended June 30, 2013, our cash outflows from investing activities related primarily to capital expenditures of $11.4 million and investment in non-consolidated affiliate of $66.2 million. Year to date capital expenditures primarily relate to our Cushing pipeline and tank expansion projects. The investment in non-consolidated affiliate was the acquisition of a 33% interest in SCPL and capital calls in connection with an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. As the investment acquisition was between entities under common control, it was recorded based on SemGroup's historical cost.
For the six months ended June 30, 2012, our cash outflows from investing activities related primarily to capital expenditures of $9.4 million primarily for the construction of storage tanks at our terminal in Cushing, Oklahoma.
Financing Activities.
Net cash inflows of $57.6 million from financing activities for the six months ended June 30, 2013 were driven primarily by $251.0 million in debt borrowings and $57.8 million in proceeds from the issuance of limited partner units. A majority of the debt borrowings and all of the proceeds from the issuance of limited partner units were used for the acquisition of a 33% interest in SCPL. Offsetting the proceeds from the debt borrowings and limited partner unit issuance was a $143.2 million reduction of partners' capital for the cash consideration in excess of the historical cost of the interest in SCPL, $89.0 million in debt principal repayments, and $17.3 million in distributions to partners.

Cash outflows from financing activities for the six months ended June 30, 2012, consisted primarily of cash distributions to Partners of $7.5 million.
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
At June 30, 2013, we had outstanding cash borrowings of $166.5 million, of which $66.5 million incurred interest at ABR plus an applicable margin, and $100 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at June 30, 2013 on $66.5 million of ABR borrowings was 5.25%. The interest rate in effect at June 30, 2013 on $100 million of Eurodollar rate borrowings was 3.20%.
At June 30, 2013, we had $37.4 million in outstanding letters of credit and the rate per annum was 3.00%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
At June 30, 2013, we had $8.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75% on $0.6 million and 2.0% on $8.0 million. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
The credit facility contains representations and warranties and affirmative and negative covenants. The negative covenants limit or restrict our ability (as well as the ability of our Restricted Subsidiaries, as defined in the credit facility) to:

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

The credit agreement also contains events of default, including the failure by SemGroup to directly or indirectly own a majority of the equity interests of our general partner. Upon the occurrence and during the continuation of an event of default under the credit facility, the lenders may, among other things, terminate their revolving loan commitments, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against us and the collateral as may be available to the lenders under the credit facility and other loan documents.
As of June 30, 2013, we were in compliance with our covenants under our credit facility.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $27.7 million and $18.8 million at June 30, 2013 and December 31, 2012, respectively.
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

Projected capital expenditures for 2013 include $64 million for expansion projects and $4 million in maintenance projects. In addition, during the second half of 2013 we expect to invest $20 million in the expansion of the White Cliffs Pipeline, which will add a second 12-inch line from Platteville, Colorado to Cushing, Oklahoma.
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
Distributions
The following table sets forth cash distributions paid during 2012 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400	**

*The cash distribution paid in the first quarter of 2012 was $0.0670 per unit. This prorated amount corresponds to the minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began on December 15, 2011, immediately after the closing date of our initial public offering, and continued through December 31, 2011.
**The cash distribution for the second quarter of 2013 is $0.44 per unit, or $1.76 per unit on an annualized basis. The distribution will be paid on August 14, 2013, to all holders of record on August 5, 2013.
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
Customer Concentration
Tesoro Refining and Marketing Company, Shell Trading, and BP Oil Supply Company each accounted for more than 10% of our total revenue for the three months ended June 30, 2013, at approximately 28%, 22% and 12%, respectively. Tesoro Refining and Marketing Company and Shell Trading each accounted for more than 10% of our total revenue for the six months ended June 30, 2013, at approximately 25% and 16%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At June 30, 2013 and December 31, 2012, we had outstanding letters of credit of approximately $46.0 million and $43.8 million, respectively.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and six months ended June 30, 2013 and 2012, and for the year ended December 31, 2012.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended June 30, 2013
High	$98.44
Low	$86.68
High/Low Differential	$11.76

Six Months Ended June 30, 2013
High	$98.44
Low	$86.68
High/Low Differential	$11.76

Three Months Ended June 30, 2012
High	$106.16
Low	$77.69
High/Low Differential	$28.47

Six Months Ended June 30, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08

Year Ended December 31, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08
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
Based on our open derivative contracts at June 30, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of June 30, 2013, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	240	$261	$(2,317)	$2,317	November 2013
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
We recorded interest expense related to our credit facility of $2.5 million and $4.2 million during the three months and six months ended June 30, 2013, respectively. An increase in interest rates of 1% would have increased our interest expense by $516 thousand and $857 thousand during the three months and six months ended June 30, 2013, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of June 30, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to the Consolidated Financial Statements.