Form 10-Q
period 2013-09-30
Rose Rock Midstream, L.P.
filed 2013-11-12
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

At October 31, 2013, there were 16,643,581 common units, 8,389,709 subordinated units and 1,250,000 Class A units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-Q include “forward-looking statements.” All statements, other than statements of historical fact, included in this Form 10-Q regarding the contemplated drop-down transaction between us and SemGroup Corporation, the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission, those discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the following:

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
Investors and others should note that we announce material company information using our investor relations website (roserockir@rrmidstream.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,914	$108
Accounts receivable	257,901	222,862
Receivable from affiliates	178	57
Inventories	32,720	24,840
Other current assets	1,587	2,750
Total current assets	294,300	250,617
Property, plant and equipment (net of accumulated depreciation of $45,657 at September 30, 2013 and $34,580 at December 31, 2012)	313,193	291,530
Equity method investment	77,449	—
Goodwill	27,261	—
Other intangible assets (net of accumulated amortization of $258 at September 30, 2013)	5,760	—
Other noncurrent assets, net	4,776	2,579
Total assets	$722,739	$544,726
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$237,010	$220,791
Payable to affiliates	6,298	2,649
Accrued liabilities	7,426	4,681
Other current liabilities	3,757	3,722
Total current liabilities	254,491	231,843
Long-term debt	85,043	4,562
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (13,753,872 units issued and outstanding at September 30, 2013 and 7,000,000 at December 31, 2012)	252,360	129,134
Common units – SemGroup (2,889,709 units issued and outstanding at September 30, 2013 and 1,389,709 at December 31, 2012)	53,598	37,992
Subordinated units – SemGroup (8,389,709 units issued and outstanding at September 30, 2013 and December 31, 2012)	51,304	135,036
Class A units - SemGroup (1,250,000 units issued and outstanding at September 30, 2013)	18,008	—
General partner	7,935	6,159
Total partners’ capital	383,205	308,321
Total liabilities and partners’ capital	$722,739	$544,726
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, including revenues from affiliates (Note 9):
Product	$166,050	$120,358	$473,594	$435,814
Service	15,781	11,196	40,891	32,932
Other	—	—	—	(59)
Total revenues	181,831	131,554	514,485	468,687
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	157,550	111,790	446,507	412,847
Operating	9,248	5,698	20,473	17,146
General and administrative	3,146	4,081	9,961	8,830
Depreciation and amortization	4,130	3,066	11,327	9,032
Total expenses	174,074	124,635	488,268	447,855
Earnings from equity method investment	3,527	—	10,431	—
Operating income	11,284	6,919	36,648	20,832
Other expenses:
Interest expense	1,873	450	6,121	1,407
Other expense (income)	—	—	(12)	72
Total other expenses	1,873	450	6,109	1,479
Net income	$9,411	$6,469	$30,539	$19,353
Net income allocated to general partner	$315	$129	$850	$387
Net income allocated to common unitholders	$6,116	$3,170	$18,329	$9,483
Net income allocated to subordinated unitholders	$3,083	$3,170	$11,323	$9,483
Net income (loss) allocated to Class A unitholders	$(103)	$—	$37	$—
Earnings per limited partner unit (Note 8):
Common unit (basic)	$0.45	$0.38	$1.46	$1.13
Common unit (diluted)	$0.45	$0.38	$1.45	$1.13
Subordinated unit (basic and diluted)	$0.37	$0.38	$1.35	$1.13
Class A unit (basic and diluted)	$(0.08)	$—	$0.03	$—
Basic weighted average number of limited partner units outstanding:
Common units	13,442	8,390	12,587	8,390
Subordinated units	8,390	8,390	8,390	8,390
Class A units	1,250	—	1,200	—
Diluted weighted average number of limited partner units outstanding:
Common units	13,479	8,409	12,621	8,404
Subordinated units	8,390	8,390	8,390	8,390
Class A units	1,250	—	1,200	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$30,539	$19,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,327	9,032
Loss on disposal of long-lived assets, net	—	56
Amortization of debt issuance costs	631	261
Non-cash equity compensation	578	218
Net unrealized (gain) loss related to derivative instruments	(1,759)	(432)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(35,039)	(73,660)
Decrease (increase) in receivable from affiliates	(121)	2,093
Decrease (increase) in inventories	(9,659)	(7,557)
Decrease (increase) in other current assets	1,888	106
Decrease (increase) in other noncurrent assets	7	(21)
Increase (decrease) in accounts payable and accrued liabilities	20,074	83,408
Increase (decrease) in payable to affiliates	3,649	2,668
Net cash provided by operating activities	22,115	35,525
Cash flows from investing activities:
Capital expenditures	(14,346)	(17,552)
Proceeds from sale of long-lived assets	—	145
Investments in non-consolidated affiliate	(78,156)	—
Acquisition of Barcas Field Services	(49,969)	—
Distributions in excess of equity in earnings of affiliates	707	—
Net cash used in investing activities	(141,764)	(17,407)
Cash flows from financing activities:
Debt issuance costs	(2,827)	(239)
Borrowings on credit facility	349,000	76,500
Principal payments on credit facility	(268,500)	(76,500)
Principal payments on capital lease obligations	(18)	(16)
Proceeds from common L.P. unit issuance, net of offering costs	210,226	—
Contribution from general partner	3,242	—
Cash consideration in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(143,216)	—
Cash distributions to partners	(26,452)	(14,074)
Net cash provided by (used in) financing activities	121,455	(14,329)
Net increase in cash and cash equivalents	1,806	3,789
Cash and cash equivalents at beginning of period	108	9,709
Cash and cash equivalents at end of period	$1,914	$13,498
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint and several obligation). These disclosure requirements are incremental to the existing related-party disclosure requirements in ASC 850, "Related Party Disclosures." The ASU is effective for public entities for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). We will adopt this guidance in the first quarter of 2014. The impact is not expected to be material.

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
The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volume on the White Cliffs Pipeline for such month is 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
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
We incurred $3.7 million of cost, of which $1.6 million of equity issuance costs were offset against proceeds, $1.6 million was related to the borrowing and was deferred, and $0.5 million was expensed as general and administrative expenses in the condensed consolidated statement of income.
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
As part of the transaction, we are required to fund 33% of SCPL's capital contribution requirements for White Cliffs related to an expansion project adding a 12-inch line from Platteville, Colorado to Cushing, Oklahoma. For the three months and nine months ended September 30, 2013, we contributed $12.0 million and $31.8 million, respectively. Remaining contributions will be made in 2014 and are expected to total $17.8 million.
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

Registration Rights Agreement
In connection with the closing of the Private Placement on January 11, 2013, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, within 30 days following the closing of the Private Placement, we were required to prepare and file a registration statement (the “Registration Statement”) to permit the public resale of the common units sold to the Purchasers in the Private Placement.
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

Barcas Field Services, LLC

On August 1, 2013, we executed a definitive agreement to acquire the assets of Barcas Field Services, LLC ("Barcas"), which owns and operates a crude oil trucking fleet for $50.0 million in cash. The transaction closed on September 1, 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.

We have included Barcas in our condensed consolidated financial statements as of September 1, 2013. During the three months and nine months ended September 30, 2013, our condensed consolidated statements of income did not include material amounts of revenue or operating income related to Barcas. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.

We have received a preliminary independent appraisal of the fair value of the assets acquired in the Barcas acquisition. The estimates of fair value reflected as of September 30, 2013, are subject to change and such changes could be material. We currently expect to complete the valuation process prior to filing our Form 10-K for the year ending December 31, 2013. We have preliminarily estimated the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$16,690
Customer contract intangible	6,018
Goodwill	27,261
Total assets acquired	$49,969

Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Partnership, the opportunity to use the acquired business as a platform for growth and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes and will be amortized on a straight-line basis over 15 years.

Tampa Pipeline

On November 11, 2013, we announced the acquisition of a 12-mile, 12-inch crude oil pipeline from Noble Energy, Inc. that extends from Platteville, Colorado to Tampa, Colorado for a purchase price of $8.3 million. The pipeline was recently constructed by Noble Energy, Inc. and placed into service with the acquisition. The pipeline connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENT IN NON-CONSOLIDATED AFFILIATE
SemCrude Pipeline, L.L.C.
We account for our 33% interest in SCPL under the equity method. Under the equity method, we do not report the individual assets and liabilities of SCPL on our condensed consolidated balance sheets. Instead, our membership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
For the three months and nine months ended September 30, 2013, we recorded equity in earnings of SCPL of $3.5 million and $10.4 million, respectively. For the three months and nine months ended September 30, 2013, we received cash distributions of $4.1 million and $11.1 million, respectively. Distributions are paid on a one-month lag. Accordingly, the cash distributions received for the three months and nine months ended September 30, 2013 relate to earnings from June to August 2013 and January to August 2013, respectively.
SCPL's only substantial asset is a 51% interest in White Cliffs. Thus, our 33% interest in SCPL is effectively a 17% interest in White Cliffs.
Certain summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2013 is shown below (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$31,453	$92,238
Operating, general and administrative expenses	$5,141	$14,433
Depreciation and amortization expense	$4,720	$14,150
Net income	$21,579	$63,642
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2013, recorded by SCPL, is less than 51% of the net income of White Cliffs for the same period, which ultimately reduces our equity in earnings of SCPL such that our share of earnings is less than 17% of the net income of White Cliffs. This is due to certain general and administrative expenses SCPL incurs in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to SCPL's ownership interest. White Cliffs recorded $0.5 million and $1.2 million of such general and administrative expense for the three months and nine months ended September 30, 2013, respectively.

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

We record certain commodity derivative assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$857	$(132)	$725	$22	$(22)	$—
Liabilities	132	(132)	—	1,056	(22)	1,034
Net assets (liabilities) at fair value	$725	$—	$725	$(1,034)	$—	$(1,034)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2013 and 2012, as such no rollforward of activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	695	470	2,025	1,153
Purchases	805	380	2,095	1,066
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

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$725	$—	$—	$1,034
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin accounts were in a net liability position at September 30, 2013 of $0.1 million. At December 31, 2012, our margin deposit balance was $1.9 million. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of September 30, 2013 and December 31, 2012, we would have had net asset positions of $0.6 million and $0.9 million, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commodity contracts	$(1,652)	$(631)	$(2,430)	$(342)

5.	LONG-TERM DEBT
Credit facility
On January 11, 2013, our credit facility capacity was increased to $385 million and we borrowed $133.5 million in connection with the purchase of a 33% interest in SCPL from SemGroup and to pay transaction related expenses. Approximately $1.6 million of related costs have been capitalized and will be amortized over the remaining life of the facility.
On September 20, 2013, the credit agreement was amended to extend the agreement to September 20, 2018, and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows the Partnership to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at our election after the issuance of $200 million or more unsecured or subordinated debt, in aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
At September 30, 2013, we had outstanding borrowings of $85.0 million on this facility, of which $55.0 million incurred interest at the alternate base rate ("ABR") plus an applicable margin, and $30 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at September 30, 2013, on $55.0 million of ABR borrowings was 4.50%. The interest rate in effect at September 30, 2013, on $30 million of Eurodollar rate borrowings was 2.53%.
We had $31.8 million in outstanding letters of credit at September 30, 2013 and the rate per annum was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At September 30, 2013, we had $7.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75% on $0.6 million and 2.0% on $7.0 million. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
At September 30, 2013, we were in compliance with the terms of the credit agreement.
At September 30, 2013, $3.7 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At September 30, 2013, we had $43 thousand ($69 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.
We estimate that the fair value of our long-term debt was not materially different than the reported values at September 30, 2013, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at September 30, 2013.

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

Any debt securities that we offer under this registration statement will be direct, unsecured general obligations. The debt securities will be either senior debt securities or subordinated debt securities. As of September 30, 2013, no debt securities have been issued under this registration statement.
In the event that one or more of certain 100 percent-owned subsidiaries of Rose Rock (Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC and/or Rose Rock Midstream Crude, L.P.) guarantees such debt securities, when issued, such guarantees will be full and unconditional and will constitute the joint and several obligations of such subsidiaries. Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC and Rose Rock Midstream Crude, L.P. are our sole subsidiaries, other than Rose Rock Finance. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon the ability of us, or any of our subsidiaries, to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

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
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting SemGroup's motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. On August 27, 2013, the United States Court of Appeals for the Third Circuit issued an opinion, and on September 18, 2013 issued a judgment, reversing the District Court’s dismissal of the confirmation order and remanding the case to the District Court for consideration on the merits of Luke Oil’s appeal of the confirmation order. On October 1, 2013, at the request of the parties, the District Court entered an order staying the case and referring it to a magistrate judge for mediation. While SemGroup believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this account could have a material adverse impact on us. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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

Pursuant to the Plan of Reorganization, SemGroup committed to settle all pre-petition claims by paying a specified amount of cash, issuing a specified number of warrants and issuing a specified number of shares of SemGroup Corporation common stock. The resolution of most of the outstanding claims will not impact the total amount of consideration SemGroup will give to the claimants; instead, the resolution of the claims will impact the relative share of the total consideration that each claimant receives.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

However, there is a specified group of claims for which SemGroup could be required to pay additional funds to settle. Pursuant to the Plan of Reorganization, SemGroup set aside a specified amount of restricted cash at the Emergence Date, which SemGroup expected to be sufficient to settle this group of claims. Since the Emergence Date, SemGroup has made significant progress in resolving these claims and continues to believe that the cash set aside at the Emergence Date will be sufficient to pay these claims. However, SemGroup has not yet reached a resolution of all of these claims and, if the total settlement amount of these claims exceeds the specified amount, SemGroup will be required to pay additional funds to these claimants and we could be required to share in this expense. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.
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
Blueknight claim
Blueknight Energy Partners, L.P. (“Blueknight”), which was formerly a subsidiary of SemGroup, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included assisting Blueknight with movement of crude oil belonging to Blueknight’s customers and with the operation of Blueknight’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreements beginning in May 2010, certain of these services were phased out and Blueknight began to perform all services necessary for the movement of its crude oil and the operation of its Cushing terminal without SemCrude's assistance.
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. SemGroup responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemGroup and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and she was unable to determine the ownership of the potential shortage.
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. Blueknight is resisting discovery and has asked for summary judgment against SemCrude and the other defendants for the entire terminal and pipeline system shortage. SemGroup will continue to defend its position; however, we cannot predict the outcome. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2013, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	202	$20,324
Fixed price sales	330	$34,749
Floating price purchases	18,015	$1,781,247
Floating price sales	17,743	$1,796,814
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
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2012 to September 30, 2013 (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Total Partners’ Capital
Balance at December 31, 2012	$129,134	$37,992	$135,036	$—	$6,159	$308,321
Net income	14,429	3,900	11,323	37	850	30,539
Equity issuance	210,226	44,445	—	30,543	5,986	291,200
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(90,516)	(29,063)	(84,379)	(12,572)	(4,418)	(220,948)
Unvested distribution equivalent rights	(33)	—	—	—	—	(33)
Cash distributions	(11,458)	(3,676)	(10,676)	—	(642)	(26,452)
Non-cash equity compensation	578	—	—	—	—	578
Balance at September 30, 2013	$252,360	$53,598	$51,304	$18,008	$7,935	$383,205

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
The following table shows the cash distributions paid or declared per common limited partner unit during 2013 and 2012:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
* Calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. We granted 43,392 restricted unit awards during the nine months ended September 30, 2013, with a weighted average grant date fair value of $34.22. At September 30, 2013, there are 83,620 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. We had vestings of 3,872 restricted unit awards for the nine months ended September 30, 2013.
The holders of restricted units granted in 2012 are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units, based on the market price of our limited partner common units as of the close of business on the vesting date. The UUDs are subject to the same forfeiture and acceleration conditions as the associated restricted units. Of the 3,872 restricted unit awards that vested for the nine months ended September 30, 2013, 140 were UUDs that vested. At September 30, 2013, the value of the UUDs related to unvested restricted units was approximately $93 thousand. This is equivalent to 2,904 common units, based on the quarter end close of business market price of our common units of $31.95 per unit. Distributions related to the 2013 restricted unit awards will be settled in cash upon vesting.
Equity issuance
On August 13, 2013, we issued 4,750,000 common limited partner units to the public for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. Our general partner contributed $3.2 million to the Partnership to maintain its 2% ownership. Proceeds were used to repay borrowings on our credit facility.

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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$9,411	$6,469	$30,539	$19,353
Less: General partner’s incentive distribution earned (*)	127	—	239	—
Less: General partner’s 2.0% ownership	188	129	611	387
Net income allocated to limited partners	$9,096	$6,340	$29,689	$18,966
Numerator for basic and diluted earnings per limited partner unit (**):
Allocation of net income among limited partner interests:
Net income allocable to common units	$6,116	$3,170	$18,329	$9,483
Net income allocable to subordinated units	3,083	3,170	11,323	9,483
Net income (loss) allocable to Class A units	(103)	—	37	—
Net income allocated to limited partners	$9,096	$6,340	$29,689	$18,966
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	13,442	8,390	12,587	8,390
Effect of non-vested restricted units	37	19	34	14
Diluted weighted average number of common units outstanding	13,479	8,409	12,621	8,404
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	1,250	—	1,200	—
Net income per limited partner unit:
Common units (basic)	$0.45	$0.38	$1.46	$1.13
Common units (diluted)	$0.45	$0.38	$1.45	$1.13
Subordinated units (basic and diluted)	$0.37	$0.38	$1.35	$1.13
Class A units (basic and diluted)	$(0.08)	$—	$0.03	$—
(*) Based on the amount of the distribution declared per common and subordinated unit related to earnings for the three months and nine months ended September 30, 2012, our general partner was not entitled to receive incentive distributions for those periods.
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
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $2.3 million and $2.9 million during the three months ended September 30, 2013 and 2012, respectively, for direct employee costs. SemGroup charged us $8.3 million and $8.9 million during the nine months ended September 30, 2013 and 2012, respectively. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $1.6 million and $2.8 million during the three months ended September 30, 2013 and 2012, respectively, for such allocated costs. SemGroup charged us $4.6 million and $4.8 million during the nine months ended September 30, 2013 and 2012, respectively. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP
SemGroup holds certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner. During the three months ended September 30, 2013 and 2012, we made purchases of condensate at market prices from NGL Energy in the amounts of $8.0 million and $10.9 million, respectively. During the nine months ended September 30, 2013 and 2012, we made purchases from NGL Energy in the amounts of $8.0 million and $36.6 million, respectively. We received reimbursements from NGL Energy for transition services in the amounts of $56.0 thousand and $140.0 thousand for the three months and nine months ended September 30, 2013, respectively. There were no reimbursements from NGL Energy during the three months and the nine months ended September 30, 2012.
High Sierra Crude Oil and Marketing, LLC
We generated revenues from High Sierra Crude Oil and Marketing, LLC ("High Sierra"), which is a subsidiary of NGL Energy, of $15.7 million and $12.4 million for the three months ended September 30, 2013 and 2012, respectively. We generated revenues from High Sierra of $68.6 million and $23.4 million for the nine months ended September 30, 2013 and 2012, respectively. Purchases from High Sierra were $6.5 million and $16.3 million for the three months ended September 30, 2013 and 2012, respectively. Purchases from High Sierra were $34.7 million and $32.2 million for the nine months ended September 30, 2013 and 2012, respectively. Transactions with High Sierra primarily relate to transportation and marketing of crude oil and condensate. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income as the purchases of inventory and subsequent sales of the inventory were with the same counterparty.

SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. (“SemGas”), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $6.6 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively. Purchases from SemGas were $15.7 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively.
White Cliffs
SemGroup owns 51% of White Cliffs and exercises significant influence over it. We indirectly own 17% of White Cliffs through our investment in SCPL subsequent to our January 2013 acquisition. We generated storage revenues from White Cliffs of $0.8 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. We generated storage revenues from White Cliffs of $2.1 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.1 million and $0.1 million in legal fees and related expenses to this law firm during the three months ended September 30, 2013 and 2012, respectively. We paid $0.4 million and $0.4 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2013 and 2012, respectively.

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
Other supplemental disclosures
We paid cash interest of $5.0 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.
No significant amounts were accrued for purchases of property, plant and equipment for the nine months ended September 30, 2013. We accrued $1.5 million for purchases of property, plant and equipment for the nine months ended September 30, 2012.

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
Overview of Business
We are a growth-oriented Delaware limited partnership formed by SemGroup in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in all NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States. We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
Our Property, Plant and Equipment
We own and operate all of our assets, which at September 30, 2013 include:

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

•
a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we handled and marketed an average of 7,500 barrels of crude oil per day for the three months ended September 30, 2013;

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline; and

•	a crude oil trucking fleet of over 130 transport trucks and 150 trailers.
Our Investment in White Cliffs Pipeline, L.L.C.
SemCrude Pipeline, L.L.C. ("SCPL") owns a 51% interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline system that transports crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). In January 2013, we purchased a one-third interest in SCPL from SemGroup, which was effectively a purchase of a 17% interest in White Cliffs. We account for our ownership in SCPL as an equity method investment. White Cliffs is currently executing an expansion project which will increase the capacity of the pipeline from approximately 76,000 barrels per day to about 150,000 barrels per day. The expansion is anticipated to be in service in July 2014. We will operate the expanded pipeline.
Recent Developments
On November 11, 2013, we announced our intent to pursue an agreement with SemGroup to acquire an additional one-third interest in SCPL. Following the proposed transaction, we will directly own a two-thirds interest in SCPL and indirectly own a 34% interest in White Cliffs. The transaction is subject to execution of an agreement between the two parties, review and recommendation by the conflicts committee of the general partner of Rose Rock, and the approval of the two company's boards of directors. The transaction is expected to close by year-end.
On November 11, 2013, we announced the acquisition of a 12-mile, 12-inch crude oil pipeline from Noble Energy, Inc. that extends from Platteville, Colorado to Tampa, Colorado for a purchase price of $8.3 million. The pipeline was recently constructed by Noble Energy and placed into service with the acquisition. The pipeline connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market.

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
Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes
In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system, in our Bakken Shale operations and through our trucking fleet operations, we provide transportation services on a fee basis or pursuant to fixed-margin transactions, but in each case, the Adjusted gross margin we generate is dependent on the volume of crude oil transported (if on a fee basis) or purchased and sold (if pursuant to a fixed-margin transaction). We refer to these volumes, in the aggregate, as transportation volumes. Similarly, on our Kansas and Oklahoma system, and through our Bakken Shale operations, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts. We refer to the crude oil volumes purchased and sold in our marketing operations as marketing volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.

How We Generate Adjusted Gross Margin
We generate Adjusted gross margin by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from our fee-based services are included in service revenue, and revenues from our fixed-margin and marketing activities are included in product revenue.

Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. The acquisition of the Barcas assets added a trucking fleet that provides transportation services to all of our operational locations. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended September 30, 2013 and 2012, approximately 66% and 58%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For the nine months ended September 30, 2013 and 2012, approximately 62% and 59%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended September 30, 2013 and 2012, approximately 14% and 21%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the nine months ended September 30, 2013 and 2012, approximately 19% and 19%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended September 30, 2013 and 2012, approximately 20% and 21%, respectively, of our Adjusted gross margin was generated through marketing activities. For the nine months ended September 30, 2013 and 2012, approximately 19% and 22%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. When we purchase crude oil from suppliers, we may establish either a fixed or a variable margin with future sales by:
•selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or
•entering into futures and swaps contracts on the NYMEX or over-the-counter markets.
Adjusted Gross Margin
The following table shows Adjusted gross margin generated by product revenue and service revenue for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product	$166,050	$120,358	$473,594	$435,814
Service	15,781	11,196	40,891	32,932
Other	—	—	—	(59)
Total Revenues	181,831	131,554	514,485	468,687
Less: Costs of products sold, exclusive of depreciation and amortization	157,550	111,790	446,507	412,847
Less: Unrealized gain on derivatives, net	464	554	1,759	432
Adjusted gross margin	$23,817	$19,210	$66,219	$55,408
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2013 and 2012 (in thousands):

Three Months Ended September 30, 2013	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,628	$7,297	$162,790	$3,116	$181,831
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	157,550	—	157,550
Less: Unrealized gain on derivatives, net	—	—	464	—	464
Adjusted gross margin	$8,628	$7,297	$4,776	$3,116	$23,817

Three Months Ended September 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$8,367	$4,768	$116,318	$2,101	$131,554
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	111,790	—	111,790
Less: Unrealized gain on derivatives, net	—	—	554	—	554
Adjusted gross margin	$8,367	$4,768	$3,974	$2,101	$19,210

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

Nine Months Ended September 30, 2013	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$25,624	$18,721	$460,661	$9,479	$514,485
Less: Cost of products sold, exclusive of depreciation and amortization	—	—	446,507	—	446,507
Less: Unrealized gain on derivatives, net	—	—	1,759	—	1,759
Adjusted Gross Margin	$25,624	$18,721	$12,395	$9,479	$66,219

Nine Months Ended September 30, 2012	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$24,205	$13,425	$425,439	$5,618	$468,687
Less: Cost of products sold, exclusive of depreciation and amortization	—	—	412,847	—	412,847
Less: Unrealized gain on derivatives, net	—	—	432	—	432
Adjusted Gross Margin	$24,205	$13,425	$12,160	$5,618	$55,408

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and nine months ended September 30, 2013 and 2012 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit and operating data)
Statements of income data:
Total revenues	$181,831	$131,554	$514,485	$468,687
Operating income	$11,284	$6,919	$36,648	$20,832
Net income	$9,411	$6,469	$30,539	$19,353
Net income per common unit (basic)	$0.45	$0.38	$1.46	$1.13
Net income per common unit (diluted)	$0.45	$0.38	$1.45	$1.13
Net income per subordinated unit (basic and diluted)	$0.37	$0.38	$1.35	$1.13
Net income per Class A unit (basic and diluted)	$(0.08)	$—	$0.03	$—
Cash distributions paid per unit	$0.4400	$0.3825	$1.2725	$0.8220
Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$(1,194)	$15,446	$22,115	$35,525
Investing activities	$(64,357)	$(8,161)	$(141,764)	$(17,407)
Financing activities	$63,815	$(6,742)	$121,455	$(14,329)
Other financial data:
Adjusted gross margin	$23,817	$19,210	$66,219	$55,408
Adjusted EBITDA	$15,724	$9,510	$47,513	$29,634
Capital expenditures	$2,976	$8,161	$14,346	$17,552
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.250	7.000	7.250	7.000
Percent of Cushing capacity contracted (as of period end)	97%	96%	97%	96%
Transportation volumes (average Bbls/day)	64,300	48,500	59,200	47,500
Marketing volumes (average Bbls/day)	25,600	20,400	23,900	21,400
Unloading/Platteville volumes (average Bbls/day)	58,200	51,500	59,600	46,100

Non-GAAP Financial Measures
We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, earnings from equity method investments, and any other non-cash adjustments to reconcile net income to net cash provided by operating activities plus cash distributions from equity method investments.

Adjusted gross margin and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations.
Operating income is the GAAP measure most directly comparable to Adjusted gross margin, and net income and cash provided by operating activities are the GAAP measures most directly comparable to Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. These non-GAAP financial measures have important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted gross margin and Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because Adjusted gross margin and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Management compensates for the limitation of Adjusted gross margin and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin and Adjusted EBITDA, on the one hand, and operating income, net income and net cash provided by operating activities, on the other hand, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.
The following table presents a reconciliation of: (i) operating income to Adjusted gross margin, (ii) net income and net cash provided by (used in) operating activities to Adjusted EBITDA, the most directly comparable GAAP financial measures for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$11,284	$6,919	$36,648	$20,832
Add:
Operating expense	9,248	5,698	20,473	17,146
General and administrative	3,146	4,081	9,961	8,830
Depreciation and amortization	4,130	3,066	11,327	9,032
Less:
Earnings from equity method investment	3,527	—	10,431	—
Unrealized gain on derivatives, net	464	554	1,759	432
Adjusted gross margin	$23,817	$19,210	$66,219	$55,408

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited; in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$9,411	$6,469	$30,539	$19,353
Add:
Interest expense	1,873	450	6,121	1,407
Depreciation and amortization	4,130	3,066	11,327	9,032
Cash distributions from equity method investment	4,078	—	11,138	—
Non-cash equity compensation	223	79	578	218
Loss on disposal of long-lived assets	—	—	—	56
Less:
Earnings from equity method investment	3,527	—	10,431	—
Impact from derivative instruments:
Total loss on derivatives, net	(1,653)	(631)	(2,430)	(342)
Total realized loss (cash outflow) on derivatives, net	2,117	1,185	4,189	774
Non-cash unrealized gain on derivatives, net	464	554	1,759	432
Adjusted EBITDA	$15,724	$9,510	$47,513	$29,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited; in thousands)
Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$(1,194)	$15,446	$22,115	$35,525
Less:
Changes in assets and liabilities	(14,726)	6,296	(19,201)	7,037
Add:
Interest expense, excluding amortization of debt issuance costs	1,641	360	5,490	1,146
Distributions in excess of equity in earnings of affiliates	551	—	707	—
Adjusted EBITDA	$15,724	$9,510	$47,513	$29,634

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited, in thousands except per unit data)
Statements of income data:
Revenues, including revenues from affiliates:
Product	$166,050	$120,358	$473,594	$435,814
Service	15,781	11,196	40,891	32,932
Other	—	—	—	(59)
Total revenues	181,831	131,554	514,485	468,687
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	157,550	111,790	446,507	412,847
Operating	9,248	5,698	20,473	17,146
General and administrative	3,146	4,081	9,961	8,830
Depreciation and amortization	4,130	3,066	11,327	9,032
Total expenses	174,074	124,635	488,268	447,855
Earnings from equity method investment	3,527	—	10,431	—
Operating income	11,284	6,919	36,648	20,832
Other expenses:
Interest expense	1,873	450	6,121	1,407
Other expense (income)	—	—	(12)	72
Total other expenses	1,873	450	6,109	1,479
Net income	$9,411	$6,469	$30,539	$19,353
Net income per common unit (basic)	$0.45	$0.38	$1.46	$1.13
Net income per common unit (diluted)	$0.45	$0.38	$1.45	$1.13
Net income per subordinated unit (basic and diluted)	$0.37	$0.38	$1.35	$1.13
Net income per Class A unit (basic and diluted)	$(0.08)	$—	$0.03	$—
Cash distributions paid per unit	$0.4400	$0.3825	$1.2725	$0.8220
Adjusted gross margin (1)	$23,817	$19,210	$66,219	$55,408
Adjusted EBITDA (1)	$15,724	$9,510	$47,513	$29,634

(1)
For a definition of Adjusted gross margin, Adjusted EBITDA and reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Non-GAAP Financial Measures.”

Three months ended September 30, 2013 vs. three months ended September 30, 2012
Revenue
Revenue increased in the three months ended September 30, 2013, to $181.8 million from $131.6 million for the three months ended September 30, 2012, as shown in the following table:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Gross product revenue	$714,391	$565,595
Nonmonetary transaction adjustment (ASC 845-10-15)	(548,805)	(445,791)
Unrealized gain on derivatives, net	464	554
Product revenue, net	166,050	120,358
Service revenue	15,781	11,196
Other	—	—
Total revenue	$181,831	$131,554
Gross product revenue increased in the three months ended September 30, 2013, to $714.4 million from $565.6 million in the three months ended September 30, 2012. The increase was primarily a result of an increase in sales volumes to 6.8 million barrels for the three months ended September 30, 2013 from 6.2 million barrels for the same period in 2012, combined with an increase in the average sales price of crude oil to $105 per barrel for the three months ended September 30, 2013 from $91 per barrel for the same period in 2012. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $548.8 million and $445.8 million during the three months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended September 30, 2013, to $15.8 million from $11.2 million for the three months ended September 30, 2012, due to the newly acquired trucking fleet, fees on Cushing crude oil storage which averaged 7.25 million barrels in the third quarter of 2013 compared to an average of 7.0 million barrels in the same period of 2012 and additional truck unloading and pumpover fees.
Costs of Products Sold
Costs of products sold increased to $157.6 million in the three months ended September 30, 2013 from $111.8 million for the same period in 2012. Costs of products sold were reduced by $548.8 million and $445.8 million in the three months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended September 30, 2013, primarily as a result of an increase in the volume sold and an increase in the average cost of crude oil per barrel to $103 from $89 for the same period in 2012.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the three months ended September 30, 2013, to $23.8 million from $19.2 million in the three months ended September 30, 2012, due to:

•
an increase in pipeline transportation volumes of approximately 0.6 million barrels, resulting in a $0.7 million decrease in Adjusted gross margin during the three months ended September 30, 2013, compared to the same period in 2012 due to a higher concentration of short-haul activity;

•	truck transportation volumes of 0.9 million barrels generating an additional $3.2 million in Adjusted gross margin;

•	an increase in pumpover activity at Cushing, contributing an additional $0.7 million Adjusted gross margin during the three months ended September 30, 2013, compared to the same period in 2012;

•
an increase in unloading volumes from our Platteville operations of approximately 0.6 million barrels, contributing an additional $0.4 million Adjusted gross margin, during the three months ended September 30, 2013, compared to the same period in 2012;

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 0.5 million barrels in the three months ended September 30, 2013, over the same period in 2012, combined with a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $2.03 for the three months ended September 30, 2013, from approximately $2.12 for the three months ended September 30, 2012. This resulted in an $0.8 million increase in Adjusted gross margin during the three months ended September 30, 2013, compared to the same period in 2012; and

•
an increase in the average Cushing storage capacity to 7.25 million barrels for the three months ended September 30, 2013, from 7.0 million barrels for the three months ended September 30, 2012, contributing an additional $0.3 million Adjusted gross margin.

Operating expense
Operating expenses increased in the three months ended September 30, 2013 to $9.2 million from $5.7 million for the three months ended September 30, 2012. Approximately $2.8 million of the increase is attributable to the newly-acquired trucking fleet, along with field expense and insurance increases of approximately $0.3 million and $0.4 million, respectively.
General and administrative expense
General and administrative expense decreased in the three months ended September 30, 2013, to $3.1 million from $4.1 million for the three months ended September 30, 2012. The decrease is primarily due to a reduction in corporate overhead allocation. The 2012 allocation included an adjustment giving year-to-date effect to a transfer pricing study completed in 2012. There was no such adjustment in 2013.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended September 30, 2013 to $4.1 million from $3.1 million for the three months ended September 30, 2012. This increase is due primarily to depreciation of new storage facilities, an additional twenty-inch pipeline for primary connections to Cushing, Oklahoma and the new truck unloading bay expansion at Platteville, Colorado.
Earnings from equity method investment
Earnings from equity method investments increased in the three months ended September 30, 2013 to $3.5 million from $0.0 million for the three months ended September 30, 2012. These earnings are attributable to our acquisition of an interest in White Cliffs in January 2013.
Interest expense
Interest expense increased in the three months ended September 30, 2013 to $1.9 million from $0.5 million for the three months ended September 30, 2012. This increase in interest expense relates primarily to an increase in the average daily outstanding debt balance to $119.5 million for the three months ended September 30, 2013 from $0.1 million for the three months ended September 30, 2012.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Revenue
Revenue increased in the nine months ended September 30, 2013, to $514.5 million from $468.7 million for the nine months ended September 30, 2012, as shown in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Gross product revenue	$1,971,729	$1,538,806
Nonmonetary transaction adjustment (ASC 845-10-15)	(1,499,894)	(1,103,424)
Unrealized gain on derivatives, net	1,759	432
Product revenue, net	473,594	435,814
Service revenue	40,891	32,932
Other	—	(59)
Total revenue	$514,485	$468,687
Gross product revenue increased in the nine months ended September 30, 2013, to $2.0 billion from $1.5 billion in the nine months ended September 30, 2012. The increase was primarily a result of an increase in sales volumes to 20.3 million barrels for the nine months ended September 30, 2013 from 16.4 million barrels for the same period in 2012, and an increase in the average sales price of crude oil to $97 per barrel for the nine months ended September 30, 2013 from $94 per barrel for the same period in 2012. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $1.5 billion and $1.1 billion during the nine months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the nine months ended September 30, 2013, to $40.9 million from $32.9 million for the nine months ended September 30, 2012, due to the newly acquired truck fleet, fees on Cushing crude oil storage which averaged 7.2 million barrels for the nine months ended September 30, 2013 compared to an average of 6.7 million barrels in the same period of 2012, and additional truck unloading and pumpover fees.
Costs of Products Sold
Costs of products sold increased in the nine months ended September 30, 2013, to $446.5 million from $412.8 million for the same period in 2012. Costs of products sold were reduced by $1.5 billion and $1.1 billion in the nine months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the nine months ended September 30, 2013 from the same period in 2012, primarily as a result of an increase in the volume sold, and an increase in the average cost of crude oil per barrel to $95 from $93 per barrel.

Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—How We Generate Adjusted Gross Margin—Adjusted Gross Margin—Non-GAAP Financial Measures” for Adjusted gross margin tables.) Adjusted gross margin increased in the nine months ended September 30, 2013, to $66.2 million from $55.4 million in the three months ended September 30, 2012, due to:

•
an increase in pipeline transportation volumes of approximately 2.2 million barrels, contributing an additional $2.1 million Adjusted gross margin during the nine months ended September 30, 2013, compared to the same period in 2012;

•	truck transportation volumes of 0.9 million barrels generated an additional $3.2 million in Adjusted gross margin compared to the same period in 2012;

•	an increase in pumpover activity at Cushing, contributing an additional $2.5 million Adjusted gross margin during the nine months ended September 30, 2013, compared to the same period in 2012;

•
an increase in the average Cushing storage capacity to 7.2 million barrels for the nine months ended September 30, 2013, from 6.7 million barrels for the nine months ended September 30, 2012, contributing an additional $1.6 million Adjusted gross margin;

•
an increase in unloading volumes from our Platteville operations of approximately 3.6 million barrels, contributing an additional $1.5 million Adjusted gross margin during the nine months ended September 30, 2013, compared to the same period in 2012; and

•
an increase in marketing volume (which is a subset of the total gross product revenue volume sold as shown above) of approximately 0.7 million barrels in the nine months ended September 30, 2013, over the same period in 2012, partially offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average cost per barrel decreased to approximately $1.90 for the nine months ended September 30, 2013, from approximately $2.07 for the nine months ended September 30, 2012. The combined result was a $0.2 million increase in Adjusted gross margin during the nine months ended September 30, 2013, compared to the same period in 2012.

Operating expense
Operating expenses increased in the nine months ended September 30, 2013 to $20.5 million from $17.1 million for the nine months ended September 30, 2012. Approximately $2.8 million of the increase is attributable to the newly acquired trucking fleet, along with field expense increases of approximately $0.8 million. These increases were partially offset by a $0.2 million bad debt recovery.
General and administrative expense
General and administrative expense increased in the nine months ended September 30, 2013, to $10.0 million from $8.8 million for the nine months ended September 30, 2012, as a result of increased professional fees and employment costs of approximately $0.8 million and $0.4 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased in the nine months ended September 30, 2013 to $11.3 million from $9.0 million for the nine months ended September 30, 2012. This increase is due primarily to depreciation of the new storage facilities, an additional twenty-inch pipeline for primary connections to Cushing, Oklahoma and the new unloading bay expansion in Platteville, Colorado.
Earnings from equity method investment
Earnings from equity method investments increased in the nine months ended September 30, 2013 to $10.4 million from $0.0 million for the nine months ended September 30, 2012. These earnings are attributable to our acquisition of an interest in White Cliffs in January 2013.
Interest expense
Interest expense increased in the nine months ended September 30, 2013 to $6.1 million from $1.4 million for the nine months ended September 30, 2012. This increase in interest expense relates primarily to an increase in the average daily outstanding debt balance to $138.8 million for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities or common units and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and common units;

•	acquisitions through cash on hand, borrowings under our credit facilities, the issuance of debt securities and common units; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.

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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows provided by (used in):
Operating activities	$22,115	$35,525
Investing activities	(141,764)	(17,407)
Financing activities	121,455	(14,329)
Change in cash and cash equivalents	1,806	3,789
Cash and cash equivalents at beginning of period	108	9,709
Cash and cash equivalents at end of period	$1,914	$13,498
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net income	$30,539	$19,353
Non-cash expenses, net	10,777	9,135
Changes in operating assets and liabilities, net	(19,201)	7,037
Net cash flows provided by operating activities	$22,115	$35,525
For the nine months ended September 30, 2013, we experienced operating cash inflows of $22.1 million. Net income of $30.5 million included $10.8 million of non-cash expenses, comprised primarily of depreciation and amortization of $11.3 million offset by $1.8 million of unrealized gain related to our derivative instruments. Operating assets and liabilities changed $19.2 million for the nine months ended September 30, 2013. The primary changes to operating assets and liabilities included an increase in accounts receivable of $35.0 million and an increase in inventories of $9.7 million, offset by an increase to accounts payable and accrued liabilities of $20.1 million and an increase in payables to affiliates of $3.6 million. The impact of accounts receivable, accounts payable, accrued liabilities, and inventories is subject to the timing of purchases and sales.
For the nine months ended September 30, 2012, we experienced operating cash inflows of $35.5 million. Net income of $19.4 million included $9.1 million of non-cash expenses, comprised primarily of $9.0 million of depreciation and amortization. Operating assets and liabilities changed $7.0 million driven primarily by a $73.7 million increase in accounts receivable, a $83.4 million increase in accounts payable and accrued liabilities, a $7.6 million decrease in inventories, a $2.7 million increase in payables to affiliates and a $2.1 million decrease in receivables from affiliates.
Investing Activities.
For the nine months ended September 30, 2013, our cash outflows from investing activities related primarily to capital expenditures of $14.3 million, investment in non-consolidated affiliate of $78.2 million and our acquisition of Barcas Field Services, L.L.C. of $50.0 million. Year to date capital expenditures primarily relate to our Cushing pipeline and tank expansion projects. The investment in non-consolidated affiliate was the acquisition of a 33% interest in SCPL and capital calls in connection with an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. As the investment acquisition was between entities under common control, it was recorded based on SemGroup's historical cost.
For the nine months ended September 30, 2012, our cash outflows from investing activities related primarily to capital expenditures of $17.6 million primarily for the construction of storage tanks at our terminal in Cushing, Oklahoma.
Financing Activities.
Net cash inflows of $121.5 million from financing activities for the nine months ended September 30, 2013 were driven primarily by $349.0 million in debt borrowings and $210.2 million in proceeds from the issuance of limited partner units. A majority of the debt borrowings and some of the proceeds from the issuance of limited partner units were used for the acquisition of a 33% interest in SCPL. The remaining proceeds from the issuance of limited partner units were used to repay debt. Offsetting the proceeds from the debt borrowings and limited partner unit issuance was a $143.2 million reduction of partners' capital for the cash consideration in excess of the historical cost of the interest in SCPL, $268.5 million in debt principal repayments, and $26.5 million in cash distributions to partners.
Cash outflows from financing activities for the nine months ended September 30, 2012, consisted primarily of cash distributions to partners of $14.1 million.
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
On September 20, 2013, the credit agreement was amended to extend the agreement to September 20, 2018, and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows the Partnership to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at our election after the issuance of $200 million or more unsecured or subordinated debt, in aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At September 30, 2013, we had outstanding cash borrowings of $85.0 million, of which $55.0 million incurred interest at ABR plus an applicable margin, and $30 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at September 30, 2013, on $55.0 million of ABR borrowings was 4.50%. The interest rate in effect at September 30, 2013, on $30 million of Eurodollar rate borrowings was 2.53%.
At September 30, 2013, we had $31.8 million in outstanding letters of credit and the rate per annum was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
At September 30, 2013, we had $7.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75% on $0.6 million and 2.0% on $7.0 million. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
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

•
permit the ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, to be greater than 5.00 to 1.00 (or 5.50 to 1.00 during a temporary period from the date of funding of the purchase price of certain acquisitions (as described in the credit facility) until the last day of the third fiscal quarter following such acquisitions);

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

•	engage in business activities other than our business as described in the credit agreement, incidental or related thereto or a reasonable extension of the foregoing;

•	enter into hedging agreements, subject to a customary carve out for agreements entered into in the ordinary course of business for non-speculative purposes;

•	make changes to our fiscal year or other significant changes to our accounting treatment and reporting practices;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates unless the terms are not less favorable, taken as a whole, than would be obtained in an arms-length transaction, subject to customary exceptions.

Upon the initial incurrence of at least $200 million of unsecured debt in accordance with the credit facility, we will have a one-time option to elect to comply with the ratio of our consolidated EBITDA to our consolidated cash interest expense and the ratio of our consolidated net debt to our consolidated EBITDA as detailed above or the following alternative covenants:

•	a minimum ratio of our consolidated EBITDA to our consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00;

•	a maximum ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00;

•	and a maximum ratio of senior secured debt to our consolidated EBITDA of 3.50 to 1.00.

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
As of September 30, 2013, we were in compliance with our covenants under our credit facility.
Shelf Registration Statement
We have an effective shelf registration statement with the SEC that, subject to market conditions and effectiveness at the time of use, allows us to issue up to an aggregate of $500 million of debt or equity securities. In August 2013, we used this shelf registration statement to sell 4.750 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. This shelf registration statement expires in May 2016.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $39.8 million and $18.8 million at September 30, 2013 and December 31, 2012, respectively.

Capital Requirements
The midstream energy business can be capital intensive, requiring significant investments for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•
expansion related capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term; or

•
maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity.

Projected capital expenditures for 2013 include $23 million for expansion projects, excluding the Barcas acquisition and capital contributions to our equity investee related to the White Cliffs pipeline expansion, and $8 million in maintenance projects.
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
Distributions
The table below shows cash distributions declared or paid during 2012 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
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
Customer Concentration
Shell Trading and BP Oil Supply Company each accounted for more than 10% of our total revenue for the three months ended September 30, 2013, at approximately 25% and 13%, respectively. Shell Trading and Tesoro Refining and Marketing Company each accounted for more than 10% of our total revenue for the nine months ended September 30, 2013, at approximately 20% and 19%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.

Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At September 30, 2013 and December 31, 2012, we had outstanding letters of credit of approximately $39.4 million and $43.8 million, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
In addition, we have received a preliminary independent appraisal of the assets acquired in the Barcas acquisition. The estimate of fair value recorded as of September 30, 2013, is subject to change and any such change could be material. We expect to complete the valuation process prior to filing our form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
This discussion on market risks represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in commodity prices and interest rates. Our views on market risk are not necessarily indicative of actual results that may occur. Our views also do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates or commodity prices and the timing of transactions.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and nine months ended September 30, 2013 and 2012, and for the year ended December 31, 2012.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended September 30, 2013
High	$110.53
Low	$97.99
High/Low Differential	$12.54

Nine Months Ended September 30, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85

Three Months Ended September 30, 2012
High	$99.00
Low	$83.75
High/Low Differential	$15.25

Nine Months Ended September 30, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08

Year Ended December 31, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08
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
Based on our open derivative contracts at September 30, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of September 30, 2013, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	130	$725	$(1,330)	$1,330	November 2013
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
We recorded interest expense related to our credit facility of $1.9 million and $6.1 million during the three months and nine months ended September 30, 2013, respectively. An increase in interest rates of 1% would have increased our interest expense by $392 thousand and $1.2 million during the three months and nine months ended September 30, 2013, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of September 30, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended September 30, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Board of Directors Compensation Plan.

10.2
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on September 26, 2013, and incorporate by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Board of Directors Compensation Plan.

10.2
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on September 26, 2013, and incorporate by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.