Form 10-K
period 2013-12-31
Rose Rock Midstream, L.P.
filed 2014-02-28
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates at June 28, 2013, was $435,549,936, based on the closing price of the common units on the New York Stock Exchange on June 28, 2013.
At January 31, 2014, there were 18,149,448 common units, 8,389,709 subordinated units and 2,500,000 Class A units outstanding.
_____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

ROSE ROCK MIDSTREAM, L.P.
FORM 10-K—2013 ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Insufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to pay the minimum quarterly distribution;

•	Any sustained reduction in demand for or supply of crude oil in markets served by our midstream assets;

•	Our ability to obtain new sources of supply of crude oil;

•	The amount of collateral required to be posted from time to time in our transactions;

•	Competition from other midstream energy companies;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facility;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	Our ability to renew or replace expiring storage contracts;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The overall forward market for crude oil;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Weather and other natural phenomena;

•	Hazards or operating risks incidental to the gathering, transporting or storing of crude oil;

•	Changes in laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases; and

•	General economic, market and business conditions.
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

PART I
Items 1 and 2. Business and Properties
Overview
We are a growth-oriented Delaware limited partnership formed by SemGroup Corporation ("SemGroup") in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in all NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
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
In addition, we use social media to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
Our History
Rose Rock Midstream, L.P. (“Rose Rock”) is a Delaware limited partnership formed in 2011. We are based in Tulsa, Oklahoma, and are engaged in providing midstream energy related services such as the gathering, storage, transportation and marketing of crude oil.
The general partner of Rose Rock is Rose Rock Midstream GP, LLC (“Rose Rock GP”), which is a wholly-owned subsidiary of SemGroup. SemGroup is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry. SemGroup is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.
We are managed and operated by our general partner, Rose Rock GP. SemGroup owns all of the ownership interest in our general partner. SemGroup owns and operates a substantial portfolio of midstream assets and holds a significant interest in us through its ownership of a 51.6% limited partner interest, and 2.0% general partner interest in us, as well as all of our incentive distribution rights.
Our operations are conducted through, and our operating assets are owned by, our wholly-owned subsidiary, Rose Rock Midstream Operating, LLC, and its subsidiaries. Rose Rock Midstream Operating, LLC and its subsidiaries have no employees. The employees who conduct our business are employed by an affiliate of our general partner.
Crude Oil Midstream Market
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
Terminals are facilities in which crude oil is transferred to or from a storage facility or transportation system, such as trucks or another pipeline. Terminals play a key role in moving crude oil to end-users, such as refineries, by providing the following services:

•	inventory management;

•	distribution; and

•	blending to achieve marketable grades or qualities of crude oil.
Overview of the Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
The Cushing Interchange has multiple inbound and outbound pipeline interconnections. The following major pipeline projects are expected to increase takeaway capacity:

•
Seaway Pipeline Reversal—In May 2012, Enterprise Products Partners L.P. and Enbridge Inc. reversed the flow of the Seaway Pipeline to allow it to transport crude oil from Cushing to the U.S. Gulf Coast. The initial capacity was 150,000 barrels per day. In January 2013, the capacity was increased to 400,000 barrels per day. Construction of a twin loop of the Seaway Pipeline is expected to more than double Seaway's capacity to 850,000 barrels per day, following its anticipated completion in the first half of 2014.

•
TransCanada’s Keystone Cushing MarketLink Project —The Cushing MarketLink Project provides facilities to transport U.S. crude oil production from Cushing, Oklahoma to the U.S. Gulf Coast with a capacity of 150,000 barrels per day. The pipeline was placed in service in January 2014.

We cannot provide any assurances regarding these pipeline projects or the actual effect that they may have on crude oil prices at Cushing.
Our Business
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
For the years ended December 31, 2013, 2012 and 2011, approximately 80%, 79% and 70%, respectively, of our Adjusted gross margin was generated from fee-based contracts, some of which provide for fixed fees that are not dependent on usage, and fixed-margin transactions. For a definition of Adjusted gross margin and a reconciliation of Adjusted gross margin to operating income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S., or “GAAP”, please see “Selected Consolidated Financial and Operating Data—Non-GAAP Financial Measures”.

Our Property, Plant and Equipment
We own and operate all of our assets, which include:

•	over 7.35 million barrels of crude oil storage capacity in Cushing, Oklahoma, and an additional 250,000 barrels completed and put in service for crude oil operations in January 2014;

•
a 624-mile crude oil gathering and transportation pipeline system with over 620,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•
a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana in which we handled and marketed an average of 7,800 barrels of crude oil per day for the year ended December 31, 2013;

•	a 12-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 130 transport trucks and 150 trailers; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

Our Investment in White Cliffs
SemCrude Pipeline, L.L.C. ("SCPL") owns a 51% interest in White Cliffs, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline system that transports crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). In January 2013, we purchased a one-third interest in SCPL from SemGroup, which was effectively a purchase of a 17% interest in White Cliffs. In December 2013, we purchased an additional one-third interest in SCPL from SemGroup, resulting in our owning a 67% interest in SCPL and indirectly owning a 34% interest in White Cliffs. We will account for our ownership in SCPL as a consolidated subsidiary. White Cliffs received sufficient binding shipper commitments during its recent open season to move forward with an expansion project which will increase the capacity of the pipeline from approximately 76,000 barrels per day to about 150,000 barrels per day. Subject to regulatory approvals, the expansion is anticipated to be in service in the third quarter of 2014. We operate the White Cliffs Pipeline and will operate the expanded pipeline.
How We Generate Adjusted Gross Margin
We generate Adjusted gross margin by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from our fee-based services are included in service revenue and revenues from our fixed-margin and marketing activities are included in product revenue.
Fee-Based Services. We charge a capacity or volume-based fee for the storage and transportation of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as, our trucking operations and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2013, 2012 and 2011, approximately 64%, 59% and 56% respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions. We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2013, 2012 and 2011, approximately 16%, 20% and 14%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities. We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2013, 2012 and 2011, approximately 20%, 21% and 30%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
More specifically, we use futures and swap contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. When we purchase crude oil, we may establish either a fixed or a variable margin with future sales by:
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

•
Modern crude oil transportation, storage and unloading assets. White Cliffs Pipeline, our Cushing storage tanks, our Platteville facility, and our pipeline to Tampa, Colorado have all been placed into service since the beginning of 2008. The recent construction of these facilities results in reduced maintenance costs, and we believe that customers prefer the additional reliability and safety that is generally associated with newer assets.

•
Stable cash flow. For the years ended 2013, 2012 and 2011, approximately 80% , 79% and 70%, respectively, of our Adjusted gross margin was generated from fee-based services and fixed-margin transactions. Our fee-based and fixed-margin activities mitigate our exposure to margin fluctuations caused by commodity price volatility.

•
Affiliation with SemGroup. We believe that our relationship with SemGroup strengthens our ability to make strategic acquisitions and to access other business opportunities. In addition, we believe that SemGroup, as the owner of a substantial interest in us, will be motivated to promote and support the successful execution of our business strategies.

•
Experienced, knowledgeable management team with a proven track record. Our management team has an average of over 30 years of experience in the energy industry, including building, acquiring, integrating and operating midstream assets. In addition, our management team has established strong relationships throughout the U.S. upstream and midstream industries, which we believe will be beneficial to us in pursuing acquisition and organic expansion opportunities.

Business Strategy
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while maintaining the on-going stability of our business. We expect to achieve this objective through the following strategies:

•
Capitalizing on organic growth opportunities associated with our existing assets. We seek to identify and evaluate economically organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. Our projects include: (i) the construction of 250,000 barrels of storage in Cushing that was completed in January 2014 and will be used for crude oil operations; (ii) investing in an expansion of White Cliffs which will increase the pipeline capacity from approximately 76,000 barrels per day to about 150,000 barrels per day; and (iii) evaluating additional markets for our Bakken Shale operations.

•
Growing our business through strategic and accretive asset acquisitions from third parties and SemGroup. We plan to pursue from third parties and SemGroup accretive acquisitions of midstream energy assets that are complementary to our existing asset base or that provide attractive potential returns in new operating regions or business lines. Acquisitions in 2013 include: (i) the purchase of two-thirds interest in SCPL from SemGroup which effectively gave us a 34% interest in White Cliffs, (ii) a 12-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market and (iii) a crude oil trucking fleet of over 130 transport trucks and 150 trailers (Barcas Field Services, L.L.C. ("Barcas")).

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

•
Maintaining financial flexibility and using leverage prudently. We plan to pursue a disciplined financial policy and maintain a conservative capital structure to allow us to execute on our identified growth projects, as well as pursue additional growth projects and acquisitions, even in challenging market environments.

Our Relationship with SemGroup
One of our principal strengths is our relationship with SemGroup. SemGroup provides gathering, transportation, processing, storage, distribution, marketing, and other midstream services primarily to independent oil and natural gas producers, refiners of petroleum products, and other market participants located in the Mid-Continent and Rocky Mountain regions of the U.S. and in Canada, Mexico and the United Kingdom ("U.K."). SemGroup has structured its business portfolio to be heavily weighted in fee-based and fixed-margin activities along with minimal and managed trading activities. SemGroup has a midstream asset portfolio that includes, among other assets:

•	a 51% interest (17% directly and 34% indirectly, through its interest in us) in White Cliffs, that owns the White Cliffs Pipeline which Rose Rock operates;

•	a 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP;

•	9.1 million common units of NGL Energy Partners LP;

•	approximately 1,900 miles of natural gas and natural gas liquids transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and one emulsion distribution terminal in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined licensed capacity of 695 million cubic feet per day; and

•	three natural gas processing plants located in the U.S., with a combined operating capacity of 188 million cubic feet per day.
SemGroup’s Class A common stock trades on the NYSE, under the symbol “SEMG.”
SemGroup owns and operates a substantial portfolio of midstream assets and retains a significant interest in us through its ownership of a 51.6% limited partner interest and 2.0% general partner interest in us, as well as all of our incentive distribution rights. Given SemGroup’s significant ownership in us, we believe that SemGroup continues to be motivated to promote and support the successful execution of our business strategies. This support could include the potential contribution to us over time of additional midstream assets that SemGroup currently owns or acquires or develops in the future and the facilitation of accretive acquisitions. However, SemGroup is under no obligation to offer any assets or business opportunities to us or accept any offer for its assets that we may choose to make. SemGroup constantly evaluates acquisitions and dispositions and may elect to acquire or dispose of assets in the future without offering us the opportunity to purchase those assets. SemGroup has retained such flexibility because it believes it is in the best interests of its shareholders to do so. We cannot say with any certainty which, if any, opportunities to acquire assets from SemGroup may be made available to us or if we will choose to pursue any such opportunity. Moreover, the consideration to be paid by us for assets offered to us by SemGroup, if any, as well as the consummation and timing of any acquisition by us of these assets, would depend upon, among other things, the timing of SemGroup’s decision to sell, transfer or otherwise dispose of these assets, our ability to successfully negotiate a purchase price and other terms, and our ability to obtain financing.
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

Our Business Operations
The following sections present an overview of our business operations, including general information on our assets and operations, and markets and competitive strengths.
Cushing Storage
General. We own and operate 30 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.35 million barrels and an additional 250,000 barrels was completed and put in service in January 2014 for crude oil operations. Our storage terminal has a combined capacity to deliver 480,000 barrels of crude oil per day, and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way interconnections with all of the other major storage terminals in Cushing, the delivery point specified in all crude oil futures contracts traded on the NYMEX. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing. Our Cushing terminal also includes truck unloading facilities.
Our Cushing storage tanks have all been built since the beginning of 2008 and had a weighted average age of only 3.5 years as of December 31, 2013. The design and construction specifications of our storage tanks meet or exceed the minimums established by the American Petroleum Institute, or “API”. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
In part, as a result of its role as the designated point of delivery specified in all NYMEX crude oil futures contracts, Cushing is one of the largest crude oil marketing hubs in the U.S. Cushing serves as a significant source of refinery feedstock for Mid-Continent refiners and plays an integral role in establishing and maintaining markets for many varieties of crude oil.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin from our Cushing storage by charging third parties a fee for the use of the storage tanks. Approximately 93% of our Cushing storage is committed under long-term contracts with third parties that provide for a fixed fee that is not tied to usage. Our existing storage contracts had a weighted average remaining life of 3.0 years as of December 31, 2013.
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
Growth Opportunities: We have 100 acres of additional land as well as additional infrastructure which we believe will be sufficient to increase our storage capacity by approximately six million barrels in the future.
Kansas and Oklahoma System
General. We own and operate an approximately 624-mile crude oil gathering and transportation pipeline system and over 620,000 barrels of associated storage in Kansas and northern Oklahoma. This system gathers crude oil from throughout the region and delivers it to third-party pipelines and refineries and our Cushing terminal. During the years ended December 31, 2013 and 2012, we transported an average of approximately 60,500 and 52,000 barrels per day, respectively, from multiple receipt points. The system has pipeline diameters ranging from four to twelve inches and has 25 pump stations. This system also includes 18 truck unloading stations.
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
Two of the contracts on our Kansas and Oklahoma system are take-or-pay contracts, whereby the customer is required to pay us a fixed minimum monthly transportation fee, regardless of the volumes actually transported on our system. For the year ended December 31, 2013, approximately 19% of the Adjusted gross margin associated with our Kansas and Oklahoma system was derived from a take-or-pay contract. Most of our fixed fee and fixed margin contracts are 30-day, evergreen contracts, although some extend for up to two years.
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
Growth Opportunities. We believe that we will be able to increase the utilization of our Kansas and Oklahoma system after further segment-by-segment de-bottlenecking projects are completed to better handle a greater volume of crude.
Bakken Shale Operations
General. We own and operate a crude oil gathering, storage, transportation and marketing business in the Bakken Shale area in western North Dakota and eastern Montana. Using our fleet of trucks and two truck unloading facilities, we purchase crude oil at the wellhead, transport it via trucks and third-party pipelines, including the Enbridge North Dakota System (using historically accrued allocation rights), and market it to customers, historically at the crude oil marketing hub in Clearbrook, Minnesota. Recently, this activity has shifted to dispatch trucks to rail facilities or redirect pipeline throughput in order to take advantage of more profitable markets. We own tanks in Trenton and Stanley, North Dakota, with an aggregate storage capacity of 61,800 barrels that connect into the Enbridge North Dakota System. During the year ended December 31, 2013, we handled and marketed an average of approximately 7,800 barrels per day.
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

Crude Oil Trucking
General. We own and operate a crude oil trucking fleet of over 130 transport trucks and 150 trailers providing transportation services around producing crude fields and our own pipeline assets. Most of this equipment was acquired in September 2013.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin by charging our customers a volumetric fee for truck transportation services. Our primary customer has entered into a transportation take-or-pay contract using up to 100 trucks per day, based on two loads per day. This contract will expire in 2015.
Customers. Our primary customers are refiners, aggregators and local producers.
Competition. We compete with all crude oil trucking companies for transportation service customers.
Growth Opportunities. We believe that the current rise in production in the areas in which we operate and our solid asset base provide growth opportunities to increase our customer base and increase our fleet size.
Platteville Facility
General. We own and operate a modern, sixteen-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline. Even as gathering capacity in the DJ Basin is increased, transportation of crude oil by truck continues. Throughput at the facility averaged 59,100 and 43,500 barrels per day for the years ended December 31, 2013 and 2012, respectively. The facility includes 230,000 barrels of crude oil storage capacity. The Platteville facility also allows customer pipeline gathering systems to connect to the origination point of the White Cliffs Pipeline. The White Cliffs Pipeline is the only direct pipeline out of the DJ Basin to the Cushing market.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin at our Platteville facility by charging our customers a volumetric fee for unloading their crude oil at our facility. One of our largest shippers on the White Cliffs Pipeline has entered into a 5-year unloading take-or-pay contract, initially expiring in 2017. This contract requires the customer to initially deliver a minimum of 30,000 barrels per day for unloading and increasing to a minimum of 45,000 barrels per day in year 4. This contract may be extended for an additional 5-year period at the customer's option. Another large shipper on the White Cliffs Pipeline has a contract with us that provides payment to us of a fixed fee per barrel of oil unloaded at our facility, with a discounted fee for volumes in excess of 10,000 barrels per day. Additional shippers on the White Cliffs Pipeline have also entered into fixed-fee contracts with us to unload crude oil at our facility.
Customers. Our primary customers at our Platteville facility include two crude oil producers which had entered into 10,000 barrel per day take-or-pay transportation contracts on the White Cliffs Pipeline. These obligations expired in 2013; however, new 16,000 barrel per day take-or-pay transportation contracts will go into effect with the completion of the White Cliffs Pipeline expansion.
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
Operational Hazards and Insurance
Pipelines, terminals, storage tanks and other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we maintain insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss incident and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits of $20 million per claim and $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with operating our pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-

insure the “working layer” of loss activity using deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us.
With a few limited exceptions, our customers have not agreed to indemnify us for losses arising from a release of crude oil and we may, instead, be required to indemnify our customers in the event of a release or other incident.
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
Regulation of U.S. Transportation Operations
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
Department of Transportation. Interstate pipelines and certain intrastate pipelines are subject to regulation by the Department of Transportation (“DOT”) with respect to the design, construction, operation and maintenance of the pipeline systems. The DOT routinely conducts audits of regulated assets and we must make certain records and reports available to the DOT for review as required by the Secretary of Transportation. In some states, the DOT has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets. The majority of our pipelines are regulated by DOT.
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
The following is a summary of the more significant current environmental, health and safety laws and regulations to which our operations are subject:
Water Discharges. Our operations can result in the discharge of pollutants, including oil. The Oil Pollution Act (“OPA”) was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended, the Clean Water

Act, as amended, and other statutes as they pertain to prevention of, and response to, oil spills. The OPA, the Clean Water Act and analogous state and local laws subject owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill from one of our facilities into navigable waters, substantial liabilities could be imposed. Spill prevention, control and countermeasure requirements of these laws require appropriate containment berms or dikes and other containment structures at storage facilities to limit contamination of soil, surface water and groundwater in the event of an oil overflow, rupture or leak.
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
Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. These laws and regulations regulate emissions of air pollutants from various sources, including certain of our facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and comply with the terms of air permits containing various emissions and operational limitations and use specific emission control technologies to limit emissions. We may be required to incur certain capital expenditures in the future for air pollution control equipment and leak detection and monitoring systems in connection with obtaining or maintaining operating permits and approvals for air emissions. There are significant potential monetary fines for violating air emission standards and permit provisions.
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
Hazardous Substances and Wastes. The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and natural gas liquids ("NGLs"), have been for the most part excluded from CERCLA’s definition of a “hazardous substance”, we may, in the course or ordinary operations, generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed.
We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and/or comparable state laws. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes as currently defined under RCRA. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in our capital expenditures, facility operating expenses or otherwise impose limits or restrictions on our operations.
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
Anti-Terrorism Measures. The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security (“DHS”) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with the interim rules. To the extent our facilities are subject to existing or new rules, it is possible that the costs to comply with such rules could be substantial.

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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, our general partner maintains its office headquarters in Tulsa, Oklahoma. We also have offices located in Oklahoma City, Oklahoma; Cushing, Oklahoma; Dumas, Texas; Platteville, Colorado and Wichita, Kansas. The current lease for our general partner’s Tulsa headquarters expires in May 2019. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
Employees
The officers of our general partner manage our operations and activities. As of December 31, 2013, SemGroup employed approximately 230 people who provide direct support to our operations. All of the employees required to conduct and support our operations are employed by SemGroup. None of these employees are covered by collective bargaining agreements and SemGroup considers its employee relations to be good.

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
In order to pay the minimum quarterly distribution of $0.3625 per unit per quarter, or $1.45 per unit per year, we will require available cash of approximately $9.62 million per quarter, or approximately $38.41 million per year, based on the number of common and subordinated units outstanding at January 31, 2014. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
We are subject to competition from other crude oil gathering, transportation, storage and marketing operations that may be able to supply our customers with the same or comparable services at a lower price or otherwise on better terms. We compete with national, regional and local gathering, transportation and storage companies of widely varying sizes, financial resources and experience, including the major integrated oil companies. With respect to our gathering and transportation services, these competitors include Enterprise Products Partners L.P., Plains All American Pipeline, L.P., ConocoPhillips Company, Sunoco Logistics Partners L.P. and National Cooperative Refinery Association, among others. With respect to our storage services, these competitors include Magellan Midstream Partners, L.P., Enbridge Energy Partners, L.P., Blueknight Energy Partners, L.P. and Plains All American Pipeline, L.P. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Plains All American Pipeline, L.P., Enterprise Products Partners L.P., Sunoco Logistics Partners L.P., Enbridge Energy Partners, L.P., Blueknight Energy Partners, L.P. and Magellan Midstream Partners, L.P. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service;

•	a reluctance to contract with us due to SemGroup’s bankruptcy filing in 2008;

•	the availability of alternative supply points, or supply points located closer to the operations of our customers; and

•	the availability of rail transportation which offers greater flexibility than pipeline transportation.
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
Our access to capital and credit markets may be limited, which may adversely impact our liquidity.
We may require additional funds from outside sources from time to time. Our ability to raise capital or arrange financing or renew existing facilities, along with the cost of such capital, is dependent upon a number of variables, including:

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
We have significant exposure to market risk at the time our existing storage contracts expire and are subject to renegotiation and renewal. As of December 31, 2013, the weighted average remaining tenor of our existing portfolio of firm storage contracts was approximately 3.0 years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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
We rely on a limited number of customers for a substantial portion of our revenues. Shell Trading (US) Company and Tesoro Marketing and Refining Co. each accounted for more than 10% of our total revenue for the year ended December 31, 2013, at approximately 31% and 15%, respectively. Shell Trading (US) Company, 4K Fuel Supply LLC, and Vitol S.A.. each accounted for more than 10% of our total revenue for the year ended December 31, 2012, at approximately 16%, 12% and 11%, respectively. Gavilon L.L.C, Vitol S.A., and BP Canada Energy Marketing Corporation, each accounted for more than 10% of our total revenue for the year ended December 31, 2011, at approximately 20%, 18% and 16%, respectively. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms. In addition, some of these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all, or even a portion, of the contracted volumes of these key customers as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
We have in place a risk management policy that seeks to establish limits for marketing exposure by requiring that we restrict net open positions (i.e., positions that are not fully hedged as to commodity price risk) to specified levels. Our risk management policy has restrictive terms with respect to acquiring and holding physical inventory, futures contracts and derivative products. Net open positions are monitored by our Risk Management department for compliance with policy limits. These policies and practices, however, cannot eliminate all risks. Derivatives contracts and contracts for the future delivery of crude oil expose us to the risk of non-delivery under product purchase contracts or the failure of gathering and transportation systems to supply us with crude oil. Any event that disrupts our anticipated physical supply of crude oil could create a net open position that would expose us to risk of loss resulting from price changes.
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
We hedge our exposure to price fluctuations for our crude oil marketing activities by using physical purchase and sale agreements, futures contracts traded on the NYMEX, options contracts or over-the-counter transactions. We could experience material fluctuations in our quarterly or annual results of operations as a result of marking our hedging positions to market. In addition, to the extent these hedges are entered into on a public exchange or in the over-the-counter market, we may be required to post margin or provide collateral, which could result in material cash obligations.

Derivatives reform legislation and related regulations could adversely affect our ability to manage business and financial risks by reducing the availability of, and increasing our cost of using, derivative instruments as hedges against fluctuating commodity prices and interest rates.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), establishes, among other things, federal oversight and regulation of the over-the-counter derivatives market and the entities that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (the "CFTC"), federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate the rules implementing the new law. While some of these rules have been finalized, others have not and, as a result, we cannot fully determine what impact the new regulatory framework will have on our business.
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
One of the ways we intend to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control. Any such construction projects may not be completed on schedule, at their budgeted cost or at all. Revenues may not increase immediately upon the completion of a particular project, or we may construct facilities to capture anticipated future growth that does not materialize. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way. We may be unable to obtain such rights-of-way to capitalize on attractive expansion opportunities, or the cost of obtaining new rights-of-way may exceed our expectations.
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
We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Comprehensive Safety Analysis ("CSA"). If our current DOT safety ratings are downgraded to “Unsatisfactory” or the equivalent in connection with this initiative, our business and results of operations may be adversely affected.
As part of the CSA initiative, the Federal Motor Carrier Safety Administration (“FMCSA”) is expected to open a rule-making docket for purposes of changing its safety rating methodology. Any new methodology adopted in the rule-making is likely to link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the agency’s new Safety Measurement System or “SMS.” This linkage could result in greater variability in safety ratings than the current system, in which a safety rating is based on relatively infrequent on-site compliance audits at a carrier’s place(s) of business. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If we ever receive an “Unsatisfactory” or equivalent rating, we may lose some of our customer contracts that require such a rating, which may materially and adversely affect our business prospects and results of operations.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate hazardous liquid pipelines. We currently estimate that we will incur an aggregate cost of approximately $4 million during 2014 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate may not include all costs of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
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
Severe weather conditions and natural or man-made disasters could severely disrupt normal operations and could have an adverse effect on our business, financial condition and results of operations.
We operate in various locations which may be adversely affected by severe weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds and tornadoes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. These same conditions may cause serious damage or destruction to the property and operations of our customers. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Competition for water resources or limitations on water usage for hydraulic fracturing could disrupt crude oil and natural gas production from shale formations.
Hydraulic fracturing is the process of creating or expanding cracks by pumping water, sand and chemicals under high pressure into an underground formation in order to increase the productivity of crude oil and natural gas wells. Water used in the process is generally fresh water, recycled produced water (which is a by-product of natural gas and liquids extraction) or salt water.
There is competition for fresh water from municipalities, farmers, ranchers and other industrial users. In addition, the available supply of fresh water can also be reduced directly by drought. Prolonged drought conditions increase the intensity of competition for fresh water.
Limitations on oil and gas producers’ access to fresh water may restrict their ability to use hydraulic fracturing and could reduce new production. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows.

Difficulty in attracting and retaining qualified drivers in our crude oil trucking business could adversely affect our growth and profitability.
Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. Regulatory requirements, including the FMCSA’s CSA initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies could create difficulties in increasing the number of our drivers for any expansion in our fleet of trucks. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, which could materially and adversely affect our growth and profitability.
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
A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.
Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems could result in losses that are difficult to detect.
Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66-2/3% of all outstanding limited partner units voting together as a single class is required to remove our general partner. SemGroup and its affiliates own a 51.6% limited partnership interest in us. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
Our assets consist of our ownership interests in our wholly-owned operating subsidiaries and a majority interest in SCPL. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, or the Investment Company Act, and we are unable to rely on an exemption under the Investment Company Act with respect to our ownership of such assets, then we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or contract rights so as to fall outside of the definition of investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property from or to our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions to you would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes would reduce the cash available for distribution to you. Therefore, if we were to be treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
We are subject to the entity-level Texas franchise tax. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
Your share of our income will be taxable to you for federal income tax purposes even if you do not receive any cash distributions from us.
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
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common units.
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
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our common unitholders.
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were to be issued, we could be required to change the allocation of items of income, gain, loss and deduction among our common unitholders.
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
We will adopt certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
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
In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We will initially own property or conduct business in a number of states, most of which currently impose a personal income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.
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

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters”, “Environmental” and “Blueknight claim” in Note 9 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Cash Distributions
Our common units commenced trading on the New York Stock Exchange on December 9, 2011, under the ticker symbol “RRMS.” Prior to December 9, 2011, there was no established public trading market for our common units. As of January 31, 2014, there were 6 holders of record of our common units. Rose Rock Midstream Holdings, LLC, a wholly-owned subsidiary of SemGroup, owns all of our subordinated units and all of our Class A units. Our general partner owns all of our general partner interests and incentive distribution rights. The high and low sales prices of our common units (New York Stock Exchange composite transactions) and cash distributions paid per common unit during the periods indicated were as follows:

2013 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$39.83	$31.14	$0.4025
Second	$42.18	$35.08	$0.4300
Third	$39.05	$31.49	$0.4400
Fourth	$39.56	$32.08	$0.4500

2012 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$25.59	$19.86	$0.0670
Second	$25.47	$22.18	$0.3725
Third	$34.58	$23.46	$0.3825
Fourth	$33.25	$28.46	$0.3925

2011 Quarter	High	Low	Cash Distribution Paid per Common Unit
Fourth (commencing December 9, 2011)	$20.90	$19.00	N/A
Performance Graph
Set forth below is a line graph comparing the cumulative total unitholder return on our common units with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX") for the period from December 9, 2011 to December 31, 2013. AMZIX is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 9, 2011 in our common units, the S&P 500 Stock Index and the AMZIX and distributions have been reinvested subsequent to the initial investment.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Rose Rock Midstream, L.P., the S&P 500 Index and the Alerian MLP Infrastructure Index
The above performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Cash Distributions
We intend to pay at least the minimum quarterly distribution of $0.3625 per unit to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We refer to this cash as “available cash,” and it is defined in our partnership agreement. Our ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.
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

Class A Units
As discussed further below under “Item 13. Certain Relationships and Related Transactions, and Director Independence-Relationship with SemGroup,” we issued 2.5 million Class A units to SemGroup in connection with our acquisition of a two-thirds interest in SCPL. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, each Class A unit will automatically convert into one common unit (subject to appropriate adjustments in the event of any split-up, combination or similar event). Prior to the conversion date, the Class A units will be entitled to vote with the common units as a single class on any matter that the unitholders of Rose Rock are entitled to vote, except that the Class A units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class A units in relation to other classes of equity interests or as required by law. Each Class A unit is entitled to the number of votes equal to the number of common units into which a Class A unit is convertible at the time of the record date of the applicable vote or written consent.

Item 6. Selected Financial Data
Selected Consolidated Financial and Operating Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2013, 2012, 2011, 2010, 2009 and as of November 30, 2009 and the statement of income data for the years ended December 31, 2013, 2012, 2011, 2010, the month ended December 31, 2009 and the eleven months ended November 30, 2009, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
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
Balance sheet data in the following table as of December 31, 2013, 2012, 2011, 2010 and 2009 and statement of income data for the years ended December 31, 2013, 2012, 2011, 2010 and the month ended December 31, 2009, are subsequent to SemGroup’s emergence from bankruptcy. Balance sheet and statement of income data as of November 30, 2009 and for the eleven months ended November 30, 2009 are prior to SemGroup’s emergence from bankruptcy. We applied fresh-start reporting as of November 30, 2009. As a result, our financial data subsequent to emergence from bankruptcy is not comparable to that of our financial data prior to emergence from bankruptcy.
The consolidated financial data included in the following table include the activity of our predecessor prior to November 29, 2011. The predecessor included SemCrude, L.P. (“SemCrude”), a wholly-owned subsidiary of SemGroup (exclusive of SemCrude’s ownership interests in SCPL, which holds a 51% ownership interest in White Cliffs), and Eaglwing, L.P. (“Eaglwing”), which is also a wholly-owned subsidiary of SemGroup. Although Eaglwing is not currently conducting any revenue-generating operations and was not contributed to Rose Rock, it was included in the financial statements of the predecessor because it previously conducted operations that were similar to those of SemCrude. Eaglwing did not have a significant impact on these financial statements during the periods presented, other than a $3.4 million reorganization items loss recorded to the statement of income for the eleven months ended November 30, 2009. Subsequent to November 29, 2011, the consolidated financial data included in the following table include the accounts of Rose Rock and its controlled subsidiaries, which include SemCrude, L.P.
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

			Predecessor
			Subsequent to Emergence			Prior to Emergence
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$766,526	$620,417	$431,321	$208,081	$10,615	$237,487
Operating income	$46,091	$25,935	$24,861	$22,974	$1,022	$32,713
Reorganization items gain	$—	$—	$—	$—	$—	$99,936
Net income	$38,005	$23,954	$23,235	$23,477	$1,285	$132,552
Noncontrolling interests in consolidated subsidiaries	$1,256	$—	$—	$—	$—	$—
Net income attributable to Rose Rock Midstream, L.P.	$36,749	$23,954	$23,235	$23,477	$1,285	$132,552
Net income per common unit (basic) (1)	$1.66	$1.40	$0.06	N/A	N/A	N/A
Net income per common unit (diluted) (1)	$1.66	$1.40	$0.06	N/A	N/A	N/A
Net income per subordinated unit (basic and diluted) (1)	$1.59	$1.40	$0.06	N/A	N/A	N/A
Net loss per Class A unit (basic and diluted) (1)	$(0.39)	N/A	N/A	N/A	N/A	N/A
Distributions paid per common and subordinated unit	$1.72	$1.21	N/A	N/A	N/A	N/A
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$72,475	$35,097	$51,085	$31,492	$2,088	$58,931
Investing activities	$(228,275)	$(28,126)	$(31,631)	$(16,723)	$(2,047)	$(34,490)
Financing activities	$171,151	$(16,572)	$(10,048)	$(14,466)	$(1,056)	$(23,426)
Other financial data:
Adjusted gross margin	$101,793	$74,647	$64,269	$62,230	$4,364	$57,079
Adjusted EBITDA	$68,499	$39,500	$34,798	$38,564	$1,864	$(40,412)
Capital expenditures	$25,223	$28,370	$31,635	$16,732	$2,047	$34,530
Balance sheet data (at period end):
Property, plant and equipment, net	$311,616	$291,530	$276,246	$260,048	$253,706	$252,477
Total assets	$897,247	$544,726	$445,494	$357,131	$297,949	$298,799
Long-term debt	$245,088	$4,562	$87	$—	$—	$—
Partners’ capital	$280,571	$308,321	$304,854	$289,988	$280,214	$280,370
Noncontrolling interests in consolidated subsidiaries	$78,557	$—	$—	$—	$—	$—
Total equity	$359,128	$308,321	$304,854	$289,988	$280,214	$280,370
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.35	7.0	4.7	4.7	3.9	—
Percent of Cushing capacity contracted (as of period end)	93%	96%	95%	95%	100%	—
Transportation volumes (average Bpd)	66,400	48,900	29,900	26,600	31,800	—
Marketing volumes (average Bpd)	30,200	21,400	13,200	15,800	2,100	—

Unloading/Platteville volumes (average Bpd)	59,100	43,500	32,400	25,800	21,700	—

(1) Calculated on net income subsequent to initial public offering on December 14, 2011.
We have experienced changes in our business during the periods shown in the table above which significantly limit the comparability of the financial data. Such changes include, but are not limited to, our emergence from the bankruptcy during 2009 (which resulted in reorganization gains).
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
The following table presents a reconciliation of: (i) Adjusted gross margin to operating income, and (ii) Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures for each of the periods indicated.

			Predecessor
			Subsequent to Emergence			Prior to Emergence
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$46,091	$25,935	$24,861	$22,974	$1,022	$32,713
Add:
Operating expense	35,795	23,302	18,973	20,398	1,536	15,614
General and administrative expense	15,287	12,083	9,843	7,660	1,270	5,813
Depreciation and amortization expense	23,165	12,131	11,379	10,435	818	3,193
Less:
Earnings from equity method investment	17,571	—	—	—	—	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	(1,593)	149	(386)	403	282	393
Total realized (gain) loss (cash outflow) on derivatives, net	2,567	(1,345)	1,173	(1,166)	—	(139)
Non-cash unrealized gain (loss) on derivatives, net	974	(1,196)	787	(763)	282	254
Adjusted gross margin	$101,793	$74,647	$64,269	$62,230	$4,364	$57,079

			Predecessor
			Subsequent to Emergence			Prior to Emergence
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
	(Unaudited; in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$38,005	$23,954	$23,235	$23,477	$1,285	$132,552
Add:
Interest expense	8,100	1,912	1,823	482	43	1,699
Depreciation and amortization	23,165	12,131	11,379	10,435	818	3,193
Distributions from equity method investment	16,999	—	—	—	—	—
Non-cash equity compensation	806	308	—	—	—	—
Loss (gain) on disposal of long-lived assets, net	(31)	(1)	64	67	—	(40)
Provision for (recovery of) uncollectible accounts receivable	—	—	(916)	3,340	—	—
Non-cash reorganization items	—	—	—	—	—	(24,682)
Adjustments for plan effects and fresh start accounting	—	—	—	—	—	(152,880)
Less:
Earnings from equity method investment	17,571	—	—	—	—	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	(1,593)	149	(386)	403	282	393
Total realized (gain) loss (cash outflow) on derivatives, net	2,567	(1,345)	1,173	(1,166)	—	(139)
Non-cash unrealized gain (loss) on derivatives, net	974	(1,196)	787	(763)	282	254
Adjusted EBITDA	$68,499	$39,500	$34,798	$38,564	$1,864	$(40,412)

Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$72,475	$35,097	$51,085	$31,492	$2,088	$58,931
Less:
Changes in operating assets and liabilities, net	11,265	(2,850)	18,082	(6,590)	267	101,042
Add:
Interest expense, excluding amortization of debt issuance costs	7,289	1,553	1,795	482	43	1,699
Adjusted EBITDA	$68,499	$39,500	$34,798	$38,564	$1,864	$(40,412)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Horizontal drilling and hydraulic fracturing continue to increase the production of crude oil in the U.S. As a result, there is increasing demand for the services of midstream companies such as Rose Rock, which can gather, transport and store crude oil as it is moved from the wellhead to refiners and other market participants. We have responded to this demand with additional storage tanks, crude oil trucking equipment, new crude oil gathering and transportation pipelines.
We own gathering systems, transportation pipelines, storage facilities and terminals in the Midwest and Rocky Mountain regions of the U.S.
For the years ended December 31, 2013, 2012 and 2011, approximately 80%, 79% and 70%, respectively, of our Adjusted gross margin was generated from fee-based services or fixed-margin transactions. For a definition of Adjusted gross margin and a reconciliation of Adjusted gross margin to operating income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Selected Consolidated Financial and Operating Data—Non-GAAP Financial Measures”.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$34,332	$34,466	$685,363	$12,365	$766,526
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	663,759	—	663,759
Less: Unrealized gain (loss) on derivatives, net	—	—	974	—	974
Adjusted gross margin	$34,332	$34,466	$20,630	$12,365	$101,793

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$32,572	$18,367	$561,689	$7,789	$620,417
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	546,966	—	546,966
Less: Unrealized gain (loss) on derivatives, net	—	—	(1,196)	—	(1,196)
Adjusted gross margin	$32,572	$18,367	$15,919	$7,789	$74,647

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Storage	Transportation	Marketing Activities	Other (1)	Total
Revenues	$24,381	$14,833	$386,252	$5,855	$431,321
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	366,265	—	366,265
Less: Unrealized gain (loss) on derivatives, net	—	—	787	—	787
Adjusted gross margin	$24,381	$14,833	$19,200	$5,855	$64,269

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts, whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2013, 2012 and 2011, approximately 64%, 59% and 56%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2013, 2012 and 2011, approximately 16%, 20% and 14%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2013, 2012 and 2011, approximately 20%, 21% and 30%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
More specifically, we use futures and swap contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. As we purchase crude oil from suppliers, we may establish either a fixed or a variable margin with future sales by:

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
Interest Rates
The credit markets have recently experienced very low interest rates. If the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. If this occurs, interest rates on floating rate credit facilities and future offerings in the debt capital markets could be higher than current levels, causing our financing costs to increase accordingly.
In addition, there is a financing cost for the storage capacity user to carry the cost of the inventory while it is stored in the facility. That financing cost is impacted by the cost of capital or interest rate incurred by the storage user as well as the commodity cost of the crude oil in inventory. The higher the financing cost, the lower the margin that will remain from the price spread that was intended to be captured. Accordingly, a significant increase in interest rates could impact the demand for storage capacity independent of other market fundamentals.
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

Results of Operations

			Predecessor
			Subsequent to Emergence				Prior to Emergence
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Statement of income data:	(in thousands, except per unit data)
Revenues, including revenues from affiliates:
Product	$702,028	$576,158	$395,301		$158,308	$6,724	$197,203
Service	64,498	44,318	35,801		49,408	3,891	40,281
Other	—	(59)	219		365	—	3
Total revenues	766,526	620,417	431,321		208,081	10,615	237,487
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	663,759	546,966	366,265		146,614	5,969	180,154
Operating	35,795	23,302	18,973		20,398	1,536	15,614
General and administrative	15,287	12,083	9,843		7,660	1,270	5,813
Depreciation and amortization	23,165	12,131	11,379		10,435	818	3,193
Total expenses	738,006	594,482	406,460		185,107	9,593	204,774
Earnings from equity method investment	17,571	—	—		—	—	—
Operating income	46,091	25,935	24,861		22,974	1,022	32,713
Other expenses (income):
Interest expense	8,100	1,912	1,823		482	43	1,699
Other expense (income), net	(14)	69	(197)		(985)	(306)	(1,602)
Total other expenses (income), net	8,086	1,981	1,626		(503)	(263)	97
Income before reorganization items	38,005	23,954	23,235		23,477	1,285	32,616
Reorganization items gain, including expenses allocated from affiliates	—	—	—		—	—	99,936
Net income	38,005	23,954	23,235		23,477	1,285	132,552
Less: net income attributable to noncontrolling interests	1,256	—	—		—	—	—
Net income attributable to Rose Rock Midstream, L.P.	$36,749	$23,954	$23,235		$23,477	$1,285	$132,552
Net income per common unit (basic)	$1.66	$1.40	$0.06	(1)	$0.0	$0.0	$0.0
Net income per common unit (diluted)	$1.66	$1.40	$0.06	(1)	$0.0	$0.0	$0.0
Net income per subordinated unit (basic and diluted)	$1.59	$1.40	$0.06	(1)	$0.0	$0.0	$0.0
Net loss per Class A unit (basic and diluted)	$(0.39)	$—	$—		$—	$—	$—
Distributions paid per common and subordinated unit	$1.72	$1.21	N/A		N/A	N/A	N/A
Adjusted gross margin (2)	$101,793	$74,647	$64,269		$62,230	$4,364	$57,079
Adjusted EBITDA (2)	$68,499	$39,500	$34,798		$38,564	$1,864	$(40,412)

(1)	Calculated on net income subsequent to initial public offering on December 14, 2011.
(2)
For a definition of Adjusted gross margin, Adjusted EBITDA and a reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read "—Selected Financial and Operating Data—Non-GAAP Financial Measures".

Accounting Standards Codification ("ASC") 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods.
2013 versus 2012
Revenue
Revenue increased in 2013 to $767 million from $620 million in 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Gross product revenue	$2,789,656	$2,133,054
Nonmonetary transaction adjustment	(2,088,602)	(1,555,700)
Unrealized gain (loss) on derivatives, net	974	(1,196)
Product revenue	702,028	576,158
Service revenue	64,498	44,318
Other	—	(59)
Total revenue	$766,526	$620,417
Gross product revenue increased in 2013 to $2.8 billion from $2.1 billion in 2012. The increase was primarily due to an increase in the volume sold to 28.8 million barrels, at an average sales price of $97 per barrel in 2013 from the volume sold of 23.2 million barrels, at an average sales price of $92 per barrel in 2012.
The increase in sales volume was the result of an increase in both buy/sell transactions (as defined above) to 17.8 million barrels in 2013, compared to 15.4 million barrels in 2012 and marketing activity (as defined above) to 11.0 million barrels in 2013, compared to 7.8 million barrels in 2012. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $2.1 billion and $1.6 billion during 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in 2013 to $64 million from $44 million for 2012. The recently acquired crude oil trucking fleet accounted for $14 million of the increase. Leases of new storage tanks placed in service during 2012 and 2013, additional pump over activity in Cushing, Oklahoma and additional truck unloading revenue at Platteville, Colorado accounted for the remaining increase.
Costs of Products Sold
Costs of products sold increased in 2013 to $664 million from $547 million in 2012. Costs of products sold reflected reductions of $2.1 billion and $1.6 billion in 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude oil to $95 in 2013 from $90 in 2012.
Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—How We Generate Adjusted Gross Margin".) Adjusted gross margin increased in 2013 to $102 million from $75 million in 2012, due to:

•	an increase of $16.1 million in Adjusted gross margin attributable to our fee-based and fixed-margin transportation operations primarily related to our newly acquired crude oil trucking fleet;

•
an increase of $4.7 million in Adjusted gross margin from our marketing operations due to an increase in the volumes sold to 11 million barrels in 2013 from the volume sold of 7.8 million barrels sold in 2012, combined with a decrease in the excess of our average sales price per barrel over our average purchase cost per barrel to approximately $1.87 from $2.03;

•	an increase of $2.3 million in Adjusted gross margin from pumpover activity at our storage facilities;

•	an increase of $2.1 million in Adjusted gross margin from our Platteville operations resulting from increased unloading volumes of approximately 5.6 million barrels; and

•
an increase of $1.8 million in Adjusted gross margin from our storage operations due to the completion in 2012 and 2013 of an additional 1.95 million barrels and 0.4 million barrels, respectively, of storage capacity.

Operating Expense
Operating expenses increased in 2013 to $36 million from $23 million during 2012, primarily due to the newly acquired crude oil trucking fleet. The increase included outside services from contract owner operators of approximately $5.0 million, employment costs of $3.5 million and fuel expense of $2.0 million.
General and Administrative Expense
General and administrative expense increased in 2013 to $15 million from $12 million in 2012, due to increased professional fees, employment expense and overhead allocation from SemGroup of $1.3 million, $1.1 million and $0.7 million, respectively.
Depreciation and Amortization Expense
Depreciation increased in 2013 to $23 million from $12 million in 2012. Approximately $6.6 million of the increase is due to a revision of the estimated useful life relating to an 78-mile section of the Kansas and Oklahoma pipeline system. An additional $3.4 million is due to project completions and the acquisition of the crude oil trucking fleet. Amortization increased in 2013 to $1 million from zero in 2012 due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from Equity Method Investment
Earnings from equity method investment increased in 2013 to $17.6 million from zero in 2012. These earnings are attributable to our acquisitions of interests in White Cliffs in January and December 2013.
Interest Expense
Interest expense increased in 2013 to $8.1 million from $1.9 million in 2012. During 2012, the average daily outstanding debt balance was $18 thousand. Of the $1.9 million in interest expense in 2012, $1.4 million related to amortization of capitalized loan costs and fees for outstanding letters of credit. During 2013, the average daily outstanding debt balance increased to $132.9 million, resulting in increased interest expense. The increase in the average daily outstanding debt balance is primarily due to the funding of two one-third interest acquisitions in SemCrude Pipeline during the first and fourth quarters of 2013. Interest expense was also increased by borrowing to fund SemCrude Pipeline capital calls and ongoing operations and capital projects.
2012 versus 2011
Revenue
Revenue increased in 2012 to $620 million from $431 million in 2011.

		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Gross product revenue	$2,133,054	$1,083,089
Nonmonetary transaction adjustment	(1,555,700)	(688,575)
Unrealized gain (loss) on derivatives, net	(1,196)	787
Product revenue	576,158	395,301
Service revenue	44,318	35,801
Other	(59)	219
Total revenue	$620,417	$431,321
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

General and Administrative Expense
General and administrative expense increased in 2012 to $12 million from $10 million in 2011, primarily due to an increase in overhead allocation from SemGroup, as a result of a transfer pricing study completed in 2012 and costs associated with being a publicly traded partnership.
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

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities or common units and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and common units;

•	acquisitions through cash on hand, borrowings under our credit facilities, and the issuance of debt securities and common units; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.
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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the years presented (in thousands):

			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows provided by (used in):
Operating activities	$72,475	$35,097	$51,085
Investing activities	(228,275)	(28,126)	(31,631)
Financing activities	171,151	(16,572)	(10,048)
Change in cash and cash equivalents	15,351	(9,601)	9,406
Cash and cash equivalents at beginning of period	108	9,709	303
Cash and cash equivalents at end of period	$15,459	$108	$9,709

Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$38,005	$23,954	$23,235
Non-cash expenses, net	23,205	13,993	9,768
Changes in operating assets and liabilities, net	11,265	(2,850)	18,082
Net cash flows provided by operating activities	$72,475	$35,097	$51,085
We experienced operating cash inflows of $72.5 million during the year ended 2013. Net income of $38.0 million included $23.2 million of non-cash expenses. The primary non-cash expense was $23.2 million of depreciation and amortization. Changes in operating assets and liabilities, net increased operating cash flows by $11.3 million. The primary changes were an increase to accounts payable, including payable to affiliates, and accrued liabilities of $60.5 million and an increase in accounts receivable, including receivable from affiliates, of $42.6 million. The increases to accounts receivable, including receivable from affiliates, and accounts payable, including payable to affiliates, and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions and increased activity related to our acquisition of Barcas. The impact to accounts receivable and accounts payable is subject to the timing of inventory purchases and sales and the timing of their related payments and collections. The increases in receivable from and payable to affiliates primarily relate to business acquisitions of SemGroup's equity method investee, NGL Energy, through which certain customers and suppliers have become related parties.
We experienced operating cash inflows of $35.1 million during the year ended 2012. Net income of $24.0 million included $14.0 million of non-cash expenses. The primary non-cash expenses were $12.1 million of depreciation and amortization and a $1.2 million unrealized loss related to derivative instruments. Changes in operating assets and liabilities, net decreased operating cash flows by $2.9 million. The primary changes were an increase to accounts payable and accrued liabilities of $96.5 million, an increase in payables to affiliates of $5.3 million, and an increase in accounts receivable of $91.2 million. The increases to accounts receivable and accounts payable and accrued liabilities are primarily due to marketing and buy/sell transactions and are subject to timing of purchase and sales and their related payments and collections.
Investing Activities
We experienced cash outflows from investing activities of $228.3 million for the year ended December 31, 2013 related to the acquisitions of Barcas and SCPL of $171.3 million, capital expenditures of $25.2 million, and investments in non-consolidated affiliate of $31.8 million, which related to capital calls to fund the White Cliffs Pipeline expansion. We experienced cash outflows from investing activities of $28.1 million and $31.6 million for the years ended December 31, 2012 and 2011, respectively, due to capital expenditures. These capital expenditures related primarily to the construction of storage tanks and other infrastructure at our terminal in Cushing, Oklahoma.
Financing Activities
We experienced net cash inflows from financing activities of $171.2 million for the year ended December 31, 2013 driven by $240.5 million of net borrowings on debt ($558.0 million of borrowings, net of $317.5 million of principal payments), $210.2 million of proceeds from issuances of common limited partner units, net of offering costs, and $38.1 million of cash distributions to partners. Borrowings were used primarily to fund acquisitions. Proceeds from issuances of common limited partner units were used to repay debt and fund acquisitions. Cash flows from financing activities also reflect a $240.6 million cash distribution to SemGroup related to the SemCrude Pipeline acquisition. As these transactions were between entities under common control, Rose Rock recorded the acquired net assets at SemGroup's historical cost and the excess of the purchase price over the historical value was treated as an equity transaction.
We experienced net cash outflows from financing activities of $16.6 million for the year ended December 31, 2012 driven by $91.0 million in borrowings on our credit facility, $86.5 million in principal payments on our credit facility, and $20.8 million in cash distributions to partners.
We experienced net cash outflows from financing activities of $10.0 million for the year ended December 31, 2011 driven by $127.1 million of net offering proceeds from completion of our initial public offering on December 14, 2011 and $135.5 million in distributions to partners.

Prior to the initial public offering, our cash outflows from financing activities consisted primarily of changes in our intercompany accounts with SemGroup and its other controlled subsidiaries. As described in Note 14 of our consolidated financial statements, we participated in SemGroup’s cash management program prior to our initial public offering. Under this program, cash we received from customers was transferred to SemGroup on a regular basis, and when we remitted payments to suppliers, SemGroup transferred cash to us to cover the payments. We recorded these transactions to intercompany accounts, and the change in the intercompany accounts during each period was reported as a net cash flow from financing activities in our consolidated statements of cash flows. Given the nature of this cash management system, we typically had a low balance of cash on hand. As a result, our cash flows from financing activities reflected the transfer to SemGroup of any cash we generated from operating and financing activities, or the receipt from SemGroup of cash to cover any net cash we expended from our operating and financing activities. Our net payments to SemGroup through these intercompany accounts were $20.3 million for the period during 2011 prior to the initial public offering.
Revolving Credit Facility
On November 10, 2011, we entered into a senior secured revolving credit facility agreement. This credit facility became effective upon completion of our IPO on December 14, 2011. Subsequent to amendments in 2013, this credit agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement was amended to extend the agreement to September 20, 2018, when all amounts owed will be due, and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows us to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at our election after the issuance of $200 million or more unsecured or subordinated debt, in the aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2013, we had outstanding cash borrowings of $245.0 million which incurred interest at the alternate base rate plus an applicable margin. The interest rate at December 31, 2013 was 1.92%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2013, there were $34.5 million in outstanding letters of credit, and the rate in effect was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2013, we had $61.3 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.
The credit agreement contains representations and warranties and affirmative and negative covenants. The negative covenants limit or restrict our ability (as well as the ability of our Restricted Subsidiaries, as defined in the credit facility) to:

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

Upon the initial incurrence of at least $200 million of unsecured debt in accordance with the credit facility, we will have a one-time option to elect to comply with the ratio of our consolidated EBITDA to our consolidated cash interest expense and the ratio of our consolidated net debt to our consolidated EBITDA as detailed above or the following alternative covenants:

•	a minimum ratio of our consolidated EBITDA to our consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00;

•	a maximum ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00; and

•	a maximum ratio of senior secured debt to our consolidated EBITDA of 3.50 to 1.00.
The credit agreement defines events of default, including events of default relating to non-payment of principal and other amounts owing under the agreement from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of us and our restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the credit agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

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
As of December 31, 2013, we were in compliance with our covenants under our credit facility.
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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $28.6 million, $18.8 million and $26.0 million at December 31, 2013, 2012 and 2011, respectively.
Capital Requirements
The midstream energy business can be capital intensive, requiring significant investment for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•
expansion related capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term; or

•
maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new capital assets) made to maintain our long-term operating income or operating capacity.

During the twelve months ended December 31, 2013, we invested $25.2 million (cash basis), on capital projects. Projected capital expenditures for 2014 include $33 million for expansion projects and $12 million in maintenance projects. In addition, during 2014 we expect to invest $53.3 million in the expansion of the White Cliffs Pipeline, which will add a second 12-inch line from Platteville, Colorado to Cushing, Oklahoma. One-third of the $53.3 million White Cliffs expansion costs will be funded by the noncontrolling interest holder, SemGroup.
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
Distributions
The following table sets forth cash distributions paid in 2014, 2013 and 2012:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February. 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
Credit Risk
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.
Customer Concentration
Shell Trading (US) Company and Tesoro Refining and Marketing Co., each accounted for more than 10% of our total revenue for the year ended December 31, 2013, at approximately 31% and 15%, respectively. Shell Trading (US) Company, 4K Fuel supply LLC and Vitol S.A., each accounted for more than 10% of our total revenue for the year ended December 31, 2012, at approximately 16%, 12% and 11%, respectively. Gavilon L.L.C, Vitol S.A., and BP Canada Energy Marketing Corporation, each accounted for more than 10% of our total revenue for the year ended December 31, 2011, at approximately 20%, 18% and 16%, respectively. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were to be unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.

Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2013, and our best estimate of the period in which the obligations will be settled:

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt (1)	$—	$—	$—	$—	$245,000	$—
Interest (1)	6,475	6,475	6,493	6,475	4,666	—
Operating leases	745	644	439	401	316	139
Purchase commitments (2)	1,258,517	205,232	—	—	—	—
Capital expenditure project (3)	53,328	—	—	—	—	—
Total	$1,319,065	$212,351	$6,932	$6,876	$249,982	$139

(1)
Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2013, and remain constant thereafter until maturity except for required principal payments. Letters of credit fees account for $1.8 million per year in 2014 through 2017 and $1.3 million in 2018.

(2)
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days). See Note 9 for information related to purchase and sale commitments.

(3)
This capital expenditure represents investments in the White Cliffs Pipeline expansion project which will be made by our consolidated subsidiary, SemCrude Pipeline. One-third of this amount will be contributed by SemGroup, the noncontrolling interest holder in SemCrude Pipeline.

In addition to the items in the table above, we have entered into certain derivative instruments that are recorded at fair value on our consolidated balance sheet as of December 31, 2013.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At December 31, 2013 and December 31, 2012, we had outstanding letters of credit of approximately $95.8 million and $43.8 million, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements and related disclosures requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects and legal and regulatory challenges. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

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
Additional discussion of the accounting for derivative instruments at fair value is included in Note 6 to our consolidated financial statements beginning on page F-1 of this Form 10-K.

Evaluation of Long-Lived Assets for Impairment
In accordance with ASC 360, “Property, Plant and Equipment,” we evaluate property, plant and equipment for impairment whenever indicators of impairment exist. Examples of such indicators are:

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
While we have disclosed a number of contingencies (as described in Note 9 to our audited consolidated financial statements, which are included in this Form 10-K beginning on page F-1), we have not accrued for any contingent loss at December 31, 2013.
Recent accounting pronouncements
See Note 2 to our audited consolidated financial statements, which are included in this Form 10-K.

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

Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the years ended December 31, 2013, 2012 and 2011.

Light Sweet Crude Oil Futures ($ per Barrel)
Year Ended December 31, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85

Year Ended December 31, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08

Year Ended December 31, 2011
High	$113.93
Low	$75.67
High/Low Differential	$38.26
Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity contracted to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our storage facilities and from our trucking operations. Profit from our marketing activities is dependent on our ability to sell crude oil at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our crude oil marketing activities are generally not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices at various locations.
Based on our open derivative contracts at December 31, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	220	$(60)	$(2,165)	$2,165	January/February 2014
Margin deposits or other credit support, including letters of credit, are generally required on derivative instruments used to manage our price exposure. As commodity prices increase or decrease, the fair value of our derivative instruments changes, thereby increasing or decreasing our margin deposit or other credit support requirements. Although a component of our risk-management strategy is intended to manage the margin and other credit support requirements on our derivative instruments, volatile spot and forward commodity prices, or an expectation of increased commodity price volatility, could increase the cash needed to manage our commodity price exposure and thereby increase our liquidity requirements. This may limit amounts available to us through borrowing, decrease the volume of petroleum products we purchase and sell or limit our commodity price management activities.

Interest Rate Risk
We have exposure to changes in interest rates under our new credit facility. The credit markets have recently experienced very low interest rates. If the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our floating rate credit facility and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
Prior to our initial public offering, substantially all of our interest expense was incurred at fixed rates. As a result, an increase or decrease in interest rates would have had no material impact on our interest expense for the period during 2011 prior to our initial public offering. We recorded interest expense related to our revolver credit facility of $7.2 million for the year ended December 31, 2013. An increase in interest rates of 1% would have increased our interest expense by $1.3 million for the year ended December 31, 2013.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
We acquired the assets of Barcas on September 1, 2013. We excluded Barcas from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Barcas constituted less than 2% of our total revenues for 2013 and approximately 6% of our total assets as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our Board of Directors exercises its risk oversight responsibilities by requiring management to provide periodic briefing and informational sessions on the significant voluntary and involuntary risks that the Partnership faces and how the Partnership seeks to control and mitigate these risks if and when appropriate. In some cases, as with risks relating to any significant acquisitions, risk oversight will be addressed as part of the full Board’s engagement with the Chief Executive Officer and management.
The Board annually reviews a management assessment of the primary operational and regulatory risks facing the Partnership, their relative magnitude and management’s plan for mitigating these risks. The Board also reviews risks related to the Partnership’s business strategy at its annual strategic planning meeting and at other meetings as appropriate.
Our Audit Committee oversees risk issues associated with our overall financial reporting and disclosure process and legal compliance, as well as reviews policies and procedures on risk control assessment and accounting risk exposure, including our business continuity and disaster recovery plans. The Audit Committee meets with the Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer, Director - Risk Management and Director – Internal Audit as well as our independent registered public accounting firm in executive sessions, at which risk issues are discussed, at each of its in-person meetings during the year.
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

Name	Age	Position with Rose Rock GP
Norman J. Szydlowski (1)	62	President, Chief Executive Officer and Chairman
Peter L. Schwiering	69	Chief Operating Officer and Director
Robert N. Fitzgerald	54	Senior Vice President, Chief Financial Officer and Director
Timothy R. O'Sullivan	57	Vice President and Director
Robert E. Dunn	62	Director, Audit Committee member and Conflicts Committee member
Rodney L. Gray	61	Director, Conflicts Committee Chairman and Audit Committee member
Mark E. Monroe	59	Director, Audit Committee Chairman and Conflicts Committee member
Candice L. Cheeseman	58	General Counsel and Secretary
Paul F. Largess	63	Vice President, Chief Accounting Officer and Controller

(1)	Mr. Szydlowski has announced that he will retire once a successor is named and in place.

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
As the current President and Chief Executive Officer of SemGroup Corporation, Mr. Szydlowski provides a management representative on the Board of Directors of our general partner with knowledge of the day-to-day operations of SemGroup obtained as a result of his role. Thus, he can facilitate the board’s access to timely and relevant information and its oversight of management’s strategy, planning and performance. In addition, Mr. Szydlowski brings to the board considerable management and leadership experience, most recently as president and chief executive officer of Colonial Pipeline Company, and extensive knowledge of the energy industry and of our business gained during his over 33-year career in the energy business.
Peter L. Schwiering. Mr. Schwiering has served as the Chief Operating Officer and a director of Rose Rock Midstream GP, LLC since August 2011. He also serves as Vice President of SemGroup Corporation, a position he has held since February 2012, and as President of SemCrude, L.P., a position he has held since August 2009. Mr. Schwiering joined SemCrude, L.P. in 2000 as Vice President of Operations. Prior to joining SemCrude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company’s manager of business development - Western Region, based in Oklahoma. Mr. Schwiering’s over 40 years of experience in the energy industry, along with his knowledge of our assets from his experience as president of SemCrude, L.P., provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Robert N. Fitzgerald. Mr. Fitzgerald has served as the Senior Vice President and Chief Financial Officer, a director of Rose Rock Midstream GP, LLC since August 2011. Mr. Fitzgerald joined SemGroup Corporation in November 2009 and serves as SemGroup Corporation’s Senior Vice President and Chief Financial Officer. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from February 2008 to November 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from December 2006 until February 2008 as executive vice president of LinkAmerica Corp. and from January 2003 until December 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From January 2000 until January 2003, he served as vice president, finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant. Mr. Fitzgerald’s over 30 years of financial and operational experience, in general, and experience in the energy industry, in particular, including his experience with SemGroup Corporation, provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
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
Rodney L. Gray. Mr. Gray has served as a director of Rose Rock Midstream GP, LLC and the Chairman of its Conflicts Committee and a member of its Audit Committee since December 2011. From June 2009 until June 2010, Mr. Gray served as

Chief Financial Officer and Executive Vice President of Cobalt International Energy, Inc. From 2003 to April 2009, Mr. Gray served as Chief Financial Officer of Colonial Pipeline, an interstate carrier of petroleum products. From June 2010 to present, Mr. Gray is the co-founder and is a member of the Management Committee of TerraHauer Holdings Ltd. Co., a manager and aggregator of renewable natural resources focused on forestry and agricultural business. He currently serves as Chairman of both the audit and risk management committee and the conflicts committee of the board of directors of Regency Energy Partners LP. Mr. Gray received a Bachelor of Science degree in Accounting from the University of Wyoming and a Bachelor of Science degree in Mathematics and Economics from Rock Mountain College in Billings, Montana. Mr. Gray brings more than 30 years of experience in the energy industry, including as an executive with financial leadership responsibility, to the board. He also has experience serving as an independent member of the board of directors of a master limited partnership. We believe that this experience provides him with the necessary skills to serve on the Board of Directors of our general partner and its Audit Committee.
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
Codes of Business Conduct and Ethics
Our Board of Directors has adopted both a Code of Business Conduct and Ethics applicable to the members of our Board of Directors, our officers and the employees of SemGroup and Rose Rock GP, who provide services to us and an additional separate Code of Ethics for CEO and Senior Financial Officers, which is applicable to the chief executive officer and all senior financial officers, including the chief financial officer and chief accounting officer, of our general partner. We intend to promptly post on our website any amendments to, or waivers (including any implicit waiver) from, any provision of our Code of Business Conduct and Ethics or Code of Ethics for CEO and Senior Financial Officers in accordance with the applicable rules of the SEC and NYSE.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during and with respect to the 2013 fiscal year or written representations from certain reporting persons that no

Form 5s were required for those persons, we believe that during 2013 our reporting persons complied with all applicable filing requirements in a timely manner.

Item 11. Executive Compensation
Compensation Discussion and Analysis
All of our executive officers and other employees necessary for our business to function are employed and compensated by SemGroup, subject to reimbursement by us. We and our general partner were formed in 2011. We are managed by the executive officers of our general partner. Executive officers include our principal executive officer, Norman J. Szydlowski, our principal financial officer, Robert N. Fitzgerald, our General Counsel and Secretary, Candice L. Cheeseman, our Vice President, Tim O'Sullivan and our Chief Operating Officer, Peter L. Schwiering (collectively, our “named executive officers”). Each of our named executive officers is also a named executive officer of SemGroup and, with the exception of Mr. Schwiering, our named executive officers devote less than a majority of their total business time to our general partner. Compensation described in the Summary Compensation Table below with respect to the named executive officers reflects only the portion of the compensation expense that is payable by us, which includes (1) all of the expense of awards made to our named executive officers under the Rose Rock Midstream Equity Incentive Plan (the “EIP”) and (2) the amount allocated to us by SemGroup (and reimbursed to SemGroup by us), which is determined by the amount of time each named executive officer actually spent working for us relative to the amount of time each spent working for SemGroup. Compensation described below in the Grants of Plan-Based Awards During 2013 table and the Outstanding Equity Awards at Fiscal Year-End 2013 table reflects only the expense of awards made to our named executive officers under the EIP.
Neither we nor our general partner have a compensation committee. Except for awards made under the EIP, the named executive officers of our general partner are compensated directly by SemGroup. All decisions as to the compensation of the named executive officers of our general partner who are involved in our management (other than decisions to make awards under the EIP, which awards are determined and approved by the SemGroup board of directors, which are then approved by the Board of Directors of our general partner) are made by the Compensation Committee of SemGroup. Therefore, other than with respect to awards made under the EIP, we do not have any policies or programs relating to compensation of the named executive officers of our general partner and we make no decisions relating to such compensation. None of the named executive officers of our general partner have employment agreements with us. A full discussion of the policies and programs of the Compensation Committee of SemGroup will be set forth in the proxy statement of SemGroup's 2014 annual meeting of stockholders which will be available upon its filing on the SEC website at http://www.sec.gov and on SemGroup's website at http://semgroupcorp.com under the heading “Investors—SEC Filings.” The compensation paid by SemGroup to our named executive officers is allocated to us and reimbursed by us to SemGroup.
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
Timothy R. O'Sullivan
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

Options
An option represents the right to purchase a stated number of common units at a specified exercise price, subject to such terms and conditions as may be established by the Board of Directors in its sole discretion. Options may be granted to such eligible individuals and with such terms as our Board of Directors may determine that are consistent with the EIP. However, an option must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. The term of each option will be determined by our Board of Directors at the time of grant, but in no event shall such term be greater than ten years from the date of grant.
In general, an option will become exercisable over a period determined by our Board of Directors. An option may be exercised for all, or from time to time any part, of the common units for which it is then exercisable. The aggregate exercise price for the common units as to which an option is exercised must be paid in full at the time of exercise. At the participant's election, the exercise price may be paid (i) in cash, (ii) in common units with a fair market value equal to the aggregate exercise price for the common units being purchased (to the extent permitted, and subject to conditions imposed, by the Board of Directors), (iii) partly in cash and partly in common units (to the extent permitted, and subject to conditions imposed, by the Board of Directors), or (iv) if there is a public market for the common units at the time of exercise, through the delivery of irrevocable instructions to a broker to sell common units obtained upon the exercise of the option and to deliver promptly an amount out of the proceeds of such sale equal to the aggregate exercise price for the common units being purchased.
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
Restricted Units
A restricted unit is a common unit that is subject to forfeiture upon the occurrence of certain specified events. Restricted units may be granted to such eligible individuals and with such terms as our Board of Directors may determine that are consistent with the EIP. Each award agreement evidencing a restricted unit will specify the restriction period(s), the number of restricted units subject to the award, and the performance, employment or other conditions (including termination as the result of death, disability or other reason) under which the restricted units will vest or be forfeited. Our Board of Directors may condition the grant of restricted units or the expiration of the restriction period(s) upon the participant's achievement of one or more performance goal(s) specified in the award agreement. If the participant fails to achieve the specified performance goal, or goals, our Board of Directors will not grant the restricted units to the participant or the participant will forfeit such restricted units, as applicable. At the end of the restriction period(s), the restrictions imposed under the EIP and the applicable award agreement will lapse and the vested common units will be delivered to the participant. Our Board of Directors will determine and set forth in the participant's award agreement whether or not the participant shall have the right to exercise voting rights with respect to the restricted units during the restriction period(s).

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
Phantom Units
A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our Board of Directors, cash equivalent to the value of a common unit. Our Board of Directors will determine the number of phantom units to be granted to a participant, the restriction period, the conditions under which the phantom units may vest or be forfeited, which conditions may include, without limitation, accelerated vesting upon the achievement of specified performance goals, and such other terms and conditions as the Board of Directors may establish, including whether distribution equivalent rights will be granted with respect to such phantom units. If the participant fails to achieve the specified performance goal(s) set forth in applicable award agreement, our Board of Directors will not grant the phantom units to the participant or the participant will forfeit such phantom units, as applicable. Upon vesting of each phantom unit, the participant shall receive one common unit or cash equal to the fair market value of a common unit on the date of vesting, as determined by our Board of Directors in its discretion. All unvested phantom units shall be forfeited by the participant except as otherwise provided by the applicable award agreement, upon termination of a participant's service for any reason during the applicable restriction period.
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
Summary Compensation Table
The following table sets forth certain information with respect to (1) our compensation of our general partner's named executive officers for the years ended December 31, 2013 and 2012, which are the only periods reflected in the below table in which we compensated our general partner's named executive officers directly through awards of restricted units under our EIP and (2) SemGroup's compensation of our general partner's named executive officers attributable to us for the years ended December 31, 2013 and 2012 and for the period beginning on December 1, 2011 and ending on December 31, 2011, which is the period in 2011 for which SemGroup sought reimbursement from us. We and our general partner were formed in 2011; therefore, we incurred no cost or liability with respect to compensation of our named executive officers, nor has our general partner accrued any liabilities for incentive compensation for our named executive officers for the period from January 1, 2011 to November 30, 2011. Accordingly, we are not presenting any compensation information for such historical periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Norman J. Szydlowski	2013	142,747	—	426,430	—	159,762	—	4,995	733,934
President and Chief	2012	142,747	—	334,776	—	140,885	—	2,250	620,658
Executive Officer	2011	12,032	—	17,775	—	8,781	—	602	39,190
Robert N. Fitzgerald Senior Vice	2013	122,683	—	364,279	—	139,920	—	4,208	631,090
President and Chief	2012	118,357	—	161,317	—	94,127	—	657	374,458
Financial Officer	2011	7,295	—	6,250	—	4,938	—	365	18,848
Candice L. Cheeseman	2013	79,468	—	206,960	—	93,250	—	3,188	382,866
General Counsel	2012	76,831	—	102,757	—	60,971	—	3,125	243,684
and Secretary	2011	6,319	—	3,959	—	4,333	—	316	14,927
Timothy R. O’Sullivan Vice President Corporate Planning	2013	53,776	—	129,374	—	48,420	—	2,295	233,865
and Strategic	2012	51,009	—	71,140	—	34,382	—	1,925	158,456
Initiatives	2011	3,795	—	2,325	—	2,490	—	190	8,800
Peter L. Schwiering	2013	220,875	—	502,508	—	221,294	—	9,563	954,240
Chief Operating	2012	213,577	—	227,908	—	189,278	—	9,375	640,138
Officer - Rose Rock	2011	17,583	—	10,937	—	13,500	—	719	42,739

(1)
Represents the grant date fair value attributable to us computed in accordance with ASC 718 “Stock Compensation,” of the shares of restricted stock of SemGroup and performance share units granted under SemGroup’s equity incentive plan and units of Rose Rock granted under the EIP. The assumptions used to value the SemGroup stock awards are included in Note 20 to SemGroup’s consolidated financial statements contained in SemGroup’s Annual Report on Form 10-K for the year ended December 31, 2013. The assumptions used to value the Rose Rock unit awards are included in Note 10 of our consolidated financial statements beginning on page F-1 of this Form 10-K. The amounts shown do not represent amounts paid to such executive officers.
Rose Rock has not issued any performance based awards. The value included above for the SemGroup performance share units is based on 100 percent of the performance share units vesting at the end of the three-year performance period. Using the maximum number of shares of SemGroup issuable upon vesting of the performance share units (200 percent of the units granted in 2013 and 150 percent of the units granted in 2012 and 2011), the aggregate grant date fair value of the performance share units attributable to us would be as follows:

Name	2013 (a)	2012 (b)	2011
Norman J. Szydlowski	$271,702	$159,978	$26,662
Robert N. Fitzgerald	$290,557	$96,495	$9,375
Candice L. Cheeseman	$150,503	$56,046	$5,938
Timothy R. O’Sullivan	$82,442	$33,997	$3,487
Peter L. Schwiering	$418,843	$157,776	$16,405
(a) Based on price per share of $47.65
(b) Based on price per share of $27.09

(2)	Reflects the amounts attributable to us for awards under SemGroup’s short-term incentive program based on achievement of certain performance metrics specified therein.

(3)	Represents amounts attributable to us under SemGroup’s 401(k) matching contribution.

Grants of Plan-Based Awards During 2013
The following table provides information about restricted units granted to our named executive officers during the year ended December 31, 2013. No stock options were granted to our named executive officers in 2013. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

									All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Norman J. Szydlowski	3/1/13	2/25/13	—	—	—	—	—	—	5,485	—	—	$188,684
Robert N. Fitzgerald	3/1/13	2/25/13	—	—	—	—	—	—	3,199	—	—	$110,046
Candice L. Cheeseman	3/1/13	2/25/13	—	—	—	—	—	—	2,188	—	—	$75,267
Timothy R. O'Sullivan	3/1/13	2/25/13	—	—	—	—	—	—	1,664	—	—	$57,242
Peter L. Schwiering	3/1/13	2/25/13	—	—	—	—	—	—	4,059	—	—	$139,630

(1)	These restricted unit awards were granted under our EIP and are described in the Outstanding Equity Awards at Fiscal Year-End 2013 table below.
(2)
Represents the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures, of the restricted units granted under our EIP. The assumptions used to value the awards are included in Note 10 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End 2013
The following table shows the outstanding equity awards held by our named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Norman J. Szydlowski	—	—	—	—	—	13,228	$511,924	—	—
Robert N. Fitzgerald	—	—	—	—	—	5,746	$222,370	—	—
Candice L. Cheeseman	—	—	—	—	—	4,141	$160,257	—	—
Timothy R. O'Sullivan	—	—	—	—	—	3,309	$128,058	—	—
Peter L. Schwiering	—	—	—	—	—	7,724	$298,919	—	—

(1)	Vesting dates for restricted units have a 3-year cliff vesting period from the date of grant, as shown in the following table:

Name	Number of RRMS Common Units That Have Not Vested (a)	Vesting Date
Norman J. Szydlowski	7,743	January 19, 2015
Norman J. Szydlowski	5,485	March 1, 2016
Robert N. Fitzgerald	2,547	January 19, 2015
Robert N. Fitzgerald	3,199	March 1, 2016
Candice L. Cheeseman	1,953	January 19, 2015
Candice L. Cheeseman	2,188	March 1, 2016
Timothy R. O'Sullivan	1,645	January 19, 2015
Timothy R. O'Sullivan	1,664	March 1, 2016
Peter L. Schwiering	3,665	January 19, 2015
Peter L. Schwiering	4,059	March 1, 2016

(a)	The number includes the additional unvested common units attributable to the accumulated unvested unit distributions made by Rose Rock with respect to the restricted common units.

(2)	The number includes the additional unvested common units attributable to the accumulated unvested unit distributions made by Rose Rock with respect to the restricted common units.
(3)	Based on the closing price of our common units ($38.70 at December 31, 2013), as reported on the New York Stock Exchange.
(4)	Market value includes the accumulated unvested unit distributions made with respect to the Rose Rock restricted common units.

Potential Payments upon Termination or Change of Control as of December 31, 2013

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

The following table shows the value of restricted common unit awards that would vest upon a Change of Control event (followed by a termination for Good Reason within two years of such Change of Control) or upon a termination without Cause, in each case assuming a termination date of December 31, 2013, and using the closing price of our common units of $38.70 (as reported on the New York Stock Exchange) as of December 31, 2013. These amounts are estimates only. The actual amounts can only be determined at the time of such named executive officer's separation from us.

Name	Acceleration of Restricted Common Unit Awards (1)
Norman J. Szydlowski	$511,924
Robert N. Fitzgerald	$222,370
Candice L. Cheeseman	$160,257
Timothy R. O'Sullivan	$128,058
Peter L. Schwiering	$298,919

(1)	Amounts include the accumulated unvested unit distributions made with respect to the restricted Rose Rock common units.
Other Compensation Tables
We have not included tables with information about option exercises and stock vested, pension benefits, and non-qualified deferred compensation because there is nothing to include in such tables for 2013.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner's Board of Directors is not required to maintain, and does not maintain a compensation committee. During 2013, Norman J. Szydlowski, served as our general partner's President and Chief Executive Officer, Chairman of the Board of Directors and also served as President and Chief Executive Officer of SemGroup. Also, during 2013, Robert N. Fitzgerald, Timothy R. O'Sullivan and Peter L. Schwiering, who were a directors of our general partner, also served as executive officers of SemGroup. However, all compensation decisions with respect to each of these persons are made by SemGroup and none of these individuals receive any compensation directly from us or our general partner, other than awards under our EIP. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and SemGroup.

Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SemGroup perform services on our behalf. Please read “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from SemGroup's compensation policies and practices, please read SemGroup's 2014 Proxy Statement. We have made awards of restricted units subject to time-based vesting under our EIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the restricted units retain value even in a depressed market.
Compensation of Directors
The officers or employees of our general partner or of SemGroup who also serve as directors of our general partner will not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of SemGroup receive compensation for their service as directors consisting of a $70,300 annual cash retainer and restricted units worth $68,300 (increased to $68,300 for the plan year beginning December 1, 2013 and ending November 30, 2014, from $59,300 for the plan year beginning December 1, 2012 and ending November 30, 2013), which will vest on the first anniversary of the date of grant. The chairman of the Conflicts Committee and Audit Committee will receive additional annual cash retainers in the amount of $7,500 and $15,000, respectively. In addition, non-employee directors will be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.
Director Compensation Table for 2013
The following table sets forth the compensation of our non-employee directors in 2013.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Dunn	$70,300	$68,300	—	—	—	—	$138,600
Rodney L. Gray	$77,800	$68,300	—	—	—	—	$146,100
Mark E. Monroe	$85,300	$68,300	—	—	—	—	$153,600

(1)
These amounts represent the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures of the restricted units granted. The assumptions used to value the awards are included in Note 10 to our consolidated financial statements contained herein. The following table provides information on the restricted unit awards in 2013 for the directors. The following table represents all restricted unit awards outstanding as of December 31, 2013.

Name	Award Date (a)	# of Units Awarded	Grant Date Fair Value ($/Unit)	Grant Date Fair Value of Restricted Unit Awards ($)
Robert E. Dunn	12/1/13	1,904	$35.87	$68,300
Rodney L. Gray	12/1/13	1,904	$35.87	$68,300
Mark E. Monroe	12/1/13	1,904	$35.87	$68,300

(a)	Awards granted in December 2013 reflect the Annual Equity Grants earned for the Board plan year December 1, 2013 through November 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth certain information regarding the beneficial ownership of units that, as of January 31, 2014, are held by:

•	each person who is known to us to beneficially own more than 5% of such units to be outstanding;

•	each of the directors and named executive officers of our general partner; and

•	all of the directors and executive officers of our general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or more than 5% unitholders as the case may be.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options held by that person that are currently exercisable or exercisable within 60 days of January 31, 2014, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentage of units beneficially owned is based on a total of 18,149,448 common units and 8,389,709 subordinated units outstanding.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
SemGroup Corporation (2)	4,389,709	24.2%	8,389,709	100%	48.2%
Goldman Sachs Asset Management, L.P. (3)	1,610,435	8.9%	—	—	6.1%
Salient Capital Advisors, LLC (4)	1,424,921	7.9%	—	—	5.4%
ClearBridge Investments, LLC (5)	1,073,098	5.9%	—	—	4.0%
Norman J. Szydlowski (6)	15,000	*	—	—	*
Peter L. Schwiering	5,000	*	—	—	*
Robert N. Fitzgerald	3,000	*	—	—	*
Timothy R. O’Sullivan	2,500	*	—	—	*
Robert E. Dunn	1,993
Rodney L. Gray	3,873	*	—	—	*
Mark E. Monroe	8,873	*	—	—	*
Candice L. Cheeseman (7)	5,050	*	—	—	*
Paul F. Largess	—	*	—	—	*
All directors and executive officers as a group (9 persons)	45,289	*	—	—	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)	SemGroup may be deemed to beneficially own the 4,389,709 common units and 8,389,709 subordinated units beneficially owned by Rose Rock Midstream Holdings, LLC.

(3)
This information is as of December 31, 2013, as reported in a Schedule 13G filed by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC, 200 West Street, New York, NY 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and investment power with respect to the reported units.

(4)
This information is as of December 31, 2013, as reported in a Schedule 13G/A filed by Salient Capital Advisors, LLC, 4265 San Felipe, 8th Floor, Houston, Texas 77027. The Schedule 13G/A reports that Salient has the sole investment and voting power with respect to all of the reported units.

(5)
This information is as of December 31, 2013, as reported in a Schedule 13G filed by ClearBridge Investments, LLC, 620 8th Avenue, New York, NY 10018. The Schedule 13G reports that ClearBridge Investments, LLC has the sole voting and investment power with respect to the reported units.

(6)	The units are held of record by the Szydlowski Family Trust of which Mr. Szydlowski is the trustee.

(7)	Includes 50 units held by child.

The following table sets forth, as of January 31, 2014, the number of shares of SemGroup’s Class A common stock owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group. None of the directors or executive officers beneficially owns any of SemGroup’s Class B common stock.

Name of Beneficial Owner(1)	Shares of Class A Common Stock Owned Directly or Indirectly	Shares of Class A Common Stock Underlying Options Exercisable Within 60 Days	Total Shares of Class A Common Stock Beneficially Owned (2)	Percentage of Total Shares of Class A Common Stock Beneficially Owned
Norman J. Szydlowski (3)	158,702	—	158,702	*
Peter L. Schwiering	15,009	—	15,009	*
Robert N. Fitzgerald (4)	34,050	—	34,050	*
Timothy R. O’Sullivan	15,947	—	15,947	*
Robert E. Dunn	—	—	—	—
Rodney L. Gray	—	—	—	—
Mark E. Monroe	—	—	—	—
Candice L. Cheeseman	24,608	—	24,608	*
Paul F. Largess	9,432	—	9,432	*
All directors and executive officers as a group (9 persons)	257,748	—	257,748	*

*	Less than 1%.

(1)	The address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)	Shares beneficially owned include shares of restricted Class A common stock held by the directors and executive officers over which they have voting power but not investment power.

(3)	Of the 158,702 shares held by Mr. Szydlowski, 109,800 shares are held of record by the Szydlowski Family Trust, of which Mr. Szydlowski is the trustee.

(4)	Includes 10 shares held by child.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to the securities that may be issued under the EIP as of December 31, 2013. For more information regarding the EIP, which did not require approval by our unitholders, please see “Item 11. Executive Compensation—Equity Incentive Plan.”

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	746,530	(2)
Total	—	—	746,530

(1)	The Board of Directors of our general partner adopted the EIP in connection with our initial public offering.

(2)	Common units may be issued under the EIP pursuant to the following type of awards: options, unit appreciation rights, restricted units, phantom units and other unit-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationship with SemGroup
SemGroup owns our sole general partner, Rose Rock GP, and appoints members of our Board of Directors and/or Audit and Conflicts Committees. Other relationships with Rose Rock GP include the following:

Cash Distributions
SemGroup and its affiliates own 4,389,709 common units, 8,389,709 subordinated units and 2,500,000 Class A common units, which together constitutes a 51.6% limited partnership interest in us at January 31, 2014. In addition, SemGroup owns our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights. Information about our cash distribution policy is included under the caption “Cash Distributions” in Item 5.
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
Direct Employee Expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $13.5 million during the year ended December 31, 2013, for direct employee costs.
Allocated Expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to us. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $7.0 million during the year ended December 31, 2013, for such allocated costs.
Agreements with SemGroup and its Affiliates
We have entered into various documents and agreements with SemGroup and certain of its affiliates, as described in more detail below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

Contribution Agreements
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
On December 12, 2013, we entered into a second Contribution Agreement with SemGroup and certain of its subsidiaries. The terms of the Contribution Agreement and the transaction relating thereto were approved by the Conflicts Committee of our Board of Directors. The Conflicts Committee, which is comprised entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the Contribution Agreement and the terms of the transactions. Pursuant to the terms of the Contribution Agreement, on December 16, 2013, we acquired a one-third interest in SCPL from SemGroup in exchange for (i) cash of approximately $173.1 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its two percent general partner interest in us. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
As these transactions were between parties under common control, we recorded our interest in SCPL at SemGroup's historical value and as such no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from us to SemGroup.
As a result of these transactions, SCPL owns a 51% membership interest in White Cliffs, giving us an indirect 34% interest in White Cliffs. SemGroup owns 51.6% of our limited partner interest and our 2% general partner interest.
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
Other Transactions with SemGroup Related Persons
We engage in certain transactions with other subsidiaries and equity method investees of SemGroup. These transactions include:

•	purchasing condensate from an affiliate. For the year ended December 31, 2013, we made purchases from SemGas, L.P. of $24 million;

•	providing leased storage and management services for White Cliffs, which generated $2.9 million of revenue in the year ended December 31, 2013;

•
purchase and sale transactions with NGL Energy Partners LP. For the year ended December 31, 2013 we made purchases of condensate from NGL Energy Partners LP in the amount of $15.3 million and received reimbursements from NGL Energy Partners LP for certain services in the amount of $182.0 thousand;

•
entering into transactions with Gavilon, LLC, a company acquired by NGL Energy Partners, LP in December 2013. Transactions primarily relate to leased storage and transportation services of crude oil, including buy/sell transactions. For the year ended December 31, 2013, we generated sales to Gavilon, LLC of $560.4 million and made purchases from Gavilon, LLC of $552.1 million (prior to ASC 845-10-15 netting adjustments); and

•
entering into transactions with High Sierra Crude Oil and Marketing ("High Sierra"), a subsidiary of NGL Energy Partners, LP. Transactions primarily relate to transportation and marketing of crude oil and condensate. For the year ended December 31, 2013, we generated revenues from High Sierra of $132.8 million and made purchases from High Sierra of $102.2 million (prior to ASC 845-10-15 netting adjustments).

Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, our general partner’s General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.4 million in legal fees and related expenses to this law firm for services rendered to us for the year ended December 31, 2013.
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

Item 14. Principal Accountant Fees and Services
Fees of Independent Registered Public Accounting Firm
We have engaged BDO USA, LLP as our independent registered public accounting firm. The following table sets forth fees billed for professional serviced rendered by BDO USA, LLP to audit our annual financial statements and for other services in 2013 and 2012.

	2013	2012
Audit fees (1)	$548,591	$655,650
Audit-related fees (2)	—	8,871
Tax fees	—	—
All other fees	—	—
Total	$548,591	$664,521

(1)	The 2013 and 2012 amounts include fees related to the acquisitions of interests in SCPL.
(2)	Includes fees for routine consultation on accounting matters.

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

(2)    Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto. The financial statements of White Cliffs Pipeline, L.L.C., our equity method investee, are included in this filing as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

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

2.2
Contribution Agreement, dated as of December 12, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on December 16, 2013).

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

3.4
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P., dated as of December 14, 2011, as amended by Amendment No. 1 thereto dated January 11, 2013 (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on December 16, 2013).

3.5	Certificate of Formation of Rose Rock Midstream GP, LLC (filed as Exhibit 3.4 to the Form S-1, filed with the Commission on August 12, 2011).

3.6
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

10.2
First Amendment to the Credit Agreement, dated as of September 26, 2012, among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 9, 2012).

10.3
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and the Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on September 26, 2013).

10.4
Third Amendment to the Credit Agreement, dated as of December 10, 2013, by and among Rose Rock Midstream, L.P., as borrower, the guarantors named therein, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on December 16, 2013).

10.5
Contribution, Conveyance and Assumption Agreement, dated November 29, 2011, by and among SemGroup Corporation, certain subsidiaries of SemGroup Corporation and Rose Rock Midstream, L.P. (filed as Exhibit 10.2 to the Form S-1, filed with the Commission on December 1, 2011).

10.6*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 14, 2011).

10.6.1*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012).

10.6.2*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.2 to the Form S-1, filed with the Commission on November 18, 2011).

10.6.3*	Form of Phantom Unit Award Agreement under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.3 to the Form S-1, filed with the Commission on November 18, 2011).

10.6.4*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.6.5*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.7
Omnibus Agreement dated as of December 14, 2011, among the Registrant, SemGroup Corporation and Rose Rock Midstream GP, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 20, 2011).

10.8*
Employee Agreement, dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (incorporated by reference to 10.11 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736) filed on May 6, 2010).

10.9*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (incorporated by reference to Exhibit 10.12 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736 filed on May 6, 2010).

10.10*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form 10 of SemGroup (file No. 001-34736) filed on July 23, 2010).

10.11
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

10.14
Third Amendment to Crude Oil Storage Services Agreement, dated May 4, 2010, by and between Gavilon, LLC and SemCrude, L.P. (filed as Exhibit 10.11 to the Form S-1, filed with the Commission on September 30, 2011).

10.15
Fourth Amendment to Crude Oil Storage Services Agreement, dated effective as of October 7, 2011, by and between SemCrude, L.P. and Gavilon LLC (filed as Exhibit 10.12 to the Form S-1, filed with the Commission on October 11, 2011).

10.16*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 12, 2013).

10.17*
Form of Amendment to Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.14 to the Form S-1, filed with the Commission on November 23, 2011).

10.18*
Common Unit Purchase Agreement, dated as of January 8, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

21	Subsidiaries of Rose Rock Midstream, L.P.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE ROCK MIDSTREAM, L.P.
Date:	February 28, 2014
		By:	Rose Rock Midstream GP, LLC, its general partner
/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Norman J. Szydlowski	President, Chief Executive Officer	February 28, 2014
Norman J. Szydlowski	and Chairman (Principal Executive Officer)

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer and	February 28, 2014
Robert N. Fitzgerald	Director (Principal Financial Officer)

/s/ Peter L. Schwiering	Chief Operating Officer and Director	February 28, 2014
Peter L. Schwiering

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller	February 28, 2014
Paul F. Largess	(Principal Accounting Officer)

/s/ Timothy R. O’Sullivan	Vice President and Director	February 28, 2014
Timothy R. O’Sullivan

/s/ Robert E. Dunn	Director	February 28, 2014
Robert E. Dunn

/s/ Rodney L. Gray	Director	February 28, 2014
Rodney L. Gray

/s/ Mark E. Monroe	Director	February 28, 2014
Mark E. Monroe

Index to Financial Statements
Rose Rock Midstream, L.P.

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Rose Rock Midstream, L.P. (the “Partnership”) as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose Rock Midstream, L.P. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rose Rock Midstream, L.P.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 28, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma
We have audited the internal control over financial reporting of Rose Rock Midstream, L.P. (the "Partnership") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Barcas Field Services, LLC ("Barcas"), which was acquired on September 1, 2013, and which is included in the consolidated balance sheet of Rose Rock Midstream, L.P. as of December 31, 2013, and the related statements of income, changes in equity and cash flows for the year then ended. Barcas constituted less than 2% of total revenues for the year ended December 31, 2013 and approximately 6% of total assets as of December 31, 2013. Management did not assess the effectiveness of internal control over financial reporting of Barcas because of the timing of the acquisition which was completed on September 1, 2013. Our audit of internal control over financial reporting of Rose Rock Midstream, L.P. also did not include an evaluation of internal control of Barcas.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 28, 2014

ROSE ROCK MIDSTREAM, L.P.
Consolidated Balance Sheets
(In thousands, except units)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,459	$108
Accounts receivable	217,213	222,862
Receivable from affiliates	56,220	57
Inventories	30,779	24,840
Other current assets	1,916	2,750
Total current assets	321,587	250,617
Property, plant and equipment, net	311,616	291,530
Equity method investment	224,095	—
Goodwill	28,322	—
Other intangible assets, net	5,775	—
Other noncurrent assets, net	5,852	2,579
Total assets	$897,247	$544,726
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211,298	$220,791
Payable to affiliates	69,274	2,649
Accrued liabilities	8,645	4,681
Other current liabilities	3,814	3,722
Total current liabilities	293,031	231,843
Long-term debt	245,088	4,562
Commitments and contingencies (Note 9)
Partners’ capital:
Common units – public (13,759,739 units issued and outstanding at December 31, 2013 and 7,000,000 at December 31, 2012)	159,961	129,134
Common units – SemGroup (4,389,709 units issued and outstanding at December 31, 2013 and 1,389,709 at December 31, 2012)	79,218	37,992
Subordinated units – SemGroup (8,389,709 units issued and outstanding at December 31, 2013 and December 31, 2012)	(5,375)	135,036
Class A units - SemGroup (2,500,000 units issued and outstanding at December 31, 2013)	40,772	—
General partner	5,995	6,159
Total Rose Rock Midstream, L.P. partners’ capital	280,571	308,321
Noncontrolling interests in consolidated subsidiaries	78,557	—
Total equity	359,128	308,321
Total liabilities and equity	$897,247	$544,726
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues, including revenues from affiliates (Note 14):
Product	$702,028	$576,158	$395,301
Service	64,498	44,318	35,801
Other	—	(59)	219
Total revenues	766,526	620,417	431,321
Expenses, including expenses from affiliates (Note 14):
Costs of products sold, exclusive of depreciation and amortization	663,759	546,966	366,265
Operating	35,795	23,302	18,973
General and administrative	15,287	12,083	9,843
Depreciation and amortization	23,165	12,131	11,379
Total expenses	738,006	594,482	406,460
Earnings from equity method investment	17,571	—	—
Operating income	46,091	25,935	24,861
Other expenses:
Interest expense	8,100	1,912	1,823
Other expense (income), net	(14)	69	(197)
Total other expenses, net	8,086	1,981	1,626
Net income	38,005	23,954	23,235
Less: net income attributable to noncontrolling interests	1,256	—	—
Net income attributable to Rose Rock Midstream, L.P.	$36,749	$23,954	$23,235
Allocation of net income used for earnings
per unit calculation:
Net income attributable to Rose Rock Midstream, L.P.	$36,749	$23,954	$23,235
Less: net income prior to initial public offering
on December 14, 2011	—	—	22,265
Net income subsequent to initial public offering
on December 14, 2011	$36,749	$23,954	$970
Allocation of net income subsequent to initial public offering:
Net income allocated to general partner	$1,218	$479	$19
Net income allocated to common unitholders	$22,701	$11,737.5	$475.5
Net income allocated to subordinated unitholders	$13,321	$11,737.5	$475.5
Net loss allocated to Class A unitholders	$(491)	$—	—
Earnings (loss) per limited partner unit subsequent to initial public offering:
Common unit (basic)	$1.66	$1.40	$0.06
Common unit (diluted)	$1.66	$1.40	$0.06
Subordinated unit (basic and diluted)	$1.59	$1.40	$0.06
Class A unit (basic and diluted)	$(0.39)	$—	$—
Basic weighted average number of limited partner units outstanding:
Common units	13,672	8,390	8,390
Subordinated units	8,390	8,390	8,390
Class A units	1,264	—	—
Diluted weighted average number of limited partner units outstanding:
Common units	13,708	8,406	8,390
Subordinated units	8,390	8,390	8,390
Class A units	1,264	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Units - Public	Common Units - SemGroup	Sub-ordinated Units	Class A Units	General Partner Interest	Predecessor Net Partners’ Capital	Total Partners’ Capital	Non-controlling Interests	Total Equity
Balance at December 31, 2010	$—	$—	$—	$—	$—	$289,988	$289,988	$—	$289,988
Net income attributable to the period from January 1, 2011 through November 29, 2011	—	—	—	—	—	21,087	21,087	—	21,087
Net distributions to SemGroup	—	—	—	—	—	(20,349)	(20,349)	—	(20,349)
Balance at November 29, 2011, prior to contribution of assets	—	—	—	—	—	290,726	290,726	—	290,726
Contribution of deferred organizational costs	—	—	—	—	—	3,065	3,065	—	3,065
Net liabilities of predecessor not contributed to Rose Rock Midstream, L.P.	—	—	—	—	—	3,073	3,073	—	3,073
Contribution of net assets to Rose Rock Midstream, L.P. in exchange for common units, subordinated units, incentive distribution rights, and a 2% general partner interest	—	35,843	124,945	—	5,876	(166,664)	—	—	—
Net income attributable to the period from November 29, 2011 to December 14, 2011	—	577	577	—	24	—	1,178	—	1,178
Balance at December 14, 2011, prior to initial public offering	—	36,420	125,522	—	5,900	130,200	298,042	—	298,042
Issuance of common units to the public, net of underwriters’ discount and fees	127,134	—	—	—	—	—	127,134	—	127,134
Net distributions to SemGroup	—	—	—	—	—	(130,200)	(130,200)	—	(130,200)
Transfer liability to SemGroup on December 15, 2011	—	1,241	7,489	—	178	—	8,908	—	8,908
Net income attributable to the period from December 15, 2011 to December 31, 2011	397	78	476	—	19	—	970	—	970
Balance at December 31, 2011	127,531	37,739	133,487	—	6,097	—	304,854	—	304,854
Net income	9,797	1,940	11,738	—	479	—	23,954	—	23,954
Cash distributions	(8,502)	(1,687)	(10,189)	—	(417)	—	(20,795)	—	(20,795)
Non-cash equity compensation	308	—	—	—	—	—	308	—	308
Balance at December 31, 2012	129,134	37,992	135,036	—	6,159	—	308,321	—	308,321
Net income	17,710	4,991	13,321	(491)	1,218	—	36,749	1,256	38,005
Equity issuance	210,226	98,895	—	70,105	7,905	—	387,131	—	387,131
Consolidation of SemCrude Pipeline	—	—	—	—	—	—	—	77,301	77,301
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(180,216)	(57,683)	(139,281)	(28,842)	(8,286)	—	(414,308)	—	(414,308)
Unvested distribution equivalent rights	(52)	—	—	—	—	—	(52)	—	(52)
Cash distributions	(17,647)	(4,977)	(14,451)	—	(1,001)	—	(38,076)	—	(38,076)
Non-cash equity compensation	806	—	—	—	—	—	806	—	806
Balance at December 31, 2013	$159,961	$79,218	$(5,375)	$40,772	$5,995	$—	$280,571	$78,557	$359,128
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net income	$38,005	$23,954	$23,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,165	12,131	11,379
Loss (gain) on disposal of long-lived assets, net	(31)	(1)	64
Earnings from equity method investment	(17,571)	—	—
Distributions from equity investment	16,999	—	—
Amortization of debt issuance costs	811	359	28
Provision for (recovery of) uncollectible accounts receivable	—	—	(916)
Non-cash equity compensation	806	308	—
Net unrealized (gain) loss related to derivative instruments	(974)	1,196	(787)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	13,549	(91,207)	(57,352)
Decrease (increase) in receivable from affiliates	(56,163)	2,153	(2,130)
Decrease (increase) in inventories	(7,465)	(3,251)	44
Decrease (increase) in margin deposits	1,012	(1,254)	1,410
Decrease (increase) in other current assets	(179)	(453)	208
Decrease (increase) in other assets	(7)	(20)	1,270
Increase (decrease) in accounts payable and accrued liabilities	(6,107)	96,524	66,643
Increase (decrease) in payable to affiliates	66,625	(5,342)	7,989
Net cash provided by operating activities	72,475	35,097	51,085
Cash flows from investing activities:
Capital expenditures	(25,223)	(28,370)	(31,635)
Proceeds from sale of long-lived assets	38	244	4
Investments in non-consolidated affiliate	(31,832)	—	—
Acquisition of Barcas Field Services, L.L.C.	(48,969)	—	—
Acquisition of SemCrude Pipeline, L.L.C.	(122,289)	—	—
Net cash used in investing activities	(228,275)	(28,126)	(31,631)
Cash flows from financing activities:
Debt issuance costs	(4,069)	(252)	(1,666)
Borrowings on credit facility	558,000	91,000	—
Principal payments on credit facility	(317,500)	(86,525)	—
Principal payments on capital lease obligations	(27)	—	(13)
Proceeds from common L.P. unit issuance, net of offering costs	210,226	—	127,134
Contributions from general partner	3,242	—	—
Cash consideration in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(240,645)	—	—
Net distributions to partners	(38,076)	(20,795)	(135,503)
Net cash provided by (used in) financing activities	171,151	(16,572)	(10,048)
Net increase (decrease) in cash and cash equivalents	15,351	(9,601)	9,406
Cash and cash equivalents at beginning of period	108	9,709	303
Cash and cash equivalents at end of period	$15,459	$108	$9,709
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

1.	OVERVIEW
Rose Rock Midstream, L.P. was formed in August 2011. On November 29, 2011, SemGroup Corporation contributed a wholly-owned subsidiary, SemCrude, L.P. ("SemCrude"), to Rose Rock Midstream, L.P., in return for limited partner interests, general partner interests, and certain incentive distribution rights in Rose Rock Midstream, L.P. On December 14, 2011, Rose Rock Midstream, L.P. completed an initial public offering ("IPO"), in which it sold common units representing limited partner interests.
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
Rose Rock Midstream, L.P. is a Delaware limited partnership. Its operations include the following:

•	7.35 million barrels of crude oil storage capacity in Cushing, Oklahoma;

•
a 624-mile crude oil gathering and transportation pipeline system with over 620,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, Oklahoma;

•	a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana;

•	a crude oil trucking fleet of over 130 transport trucks and 150 trailers;

•
a two-thirds interest in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“the White Cliffs Pipeline”). The remaining one-third noncontrolling interest is retained by SemGroup; and

•	a 12-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

Basis of presentation
These consolidated financial statements of Rose Rock Midstream, L.P. include the activity of its predecessor prior to November 29, 2011. The predecessor included SemCrude (exclusive of SemCrude’s ownership interests in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in White Cliffs), and Eaglwing, L.P. (“Eaglwing”), which is also a wholly-owned subsidiary of SemGroup Corporation. Although Eaglwing is not currently conducting any revenue-generating operations and was not contributed to Rose Rock Midstream, L.P., it was included in the financial statements of the predecessor because it previously conducted operations that were similar to those of SemCrude. Eaglwing did not have a significant impact on these financial statements during the periods presented. Subsequent to November 29, 2011, these consolidated financial statements include the accounts of Rose Rock Midstream, L.P. and its controlled subsidiaries, which include SemCrude.
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated. All significant transactions between SemCrude and Eaglwing have been eliminated. Outside ownership interests in consolidated subsidiaries are reported as noncontrolling interests in the consolidated financial statements. Our ownership interest in White Cliffs is reflected as an equity method investment as the other owners have substantive rights to participate in the management of White Cliffs.
Ownership
Our partnership interests include the following at December 31, 2013:

•	18,149,448 common units representing limited partner interests (of which 4,389,709 units are held by SemGroup)

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

1.     OVERVIEW, Continued

•	8,389,709 subordinated units representing limited partner interests (all of which are held by SemGroup);

•	2,500,000 Class A units representing limited partner interests (all of which are held by SemGroup), which do not participate in cash distributions until conversion to common units; and

•	a 2% general partner interest (which is held by SemGroup).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
 ACCOUNTS RECEIVABLE – Accounts receivable are reported net of the allowance for doubtful accounts. Our assessment of the allowance for doubtful accounts is based on several factors, including the overall creditworthiness of our customers, existing economic conditions, and the amount and age of past due accounts. We enter into netting arrangements with certain counterparties to help mitigate credit risk. Receivables subject to netting are presented as gross receivables (with the related accounts payable also presented gross) until such time as the balances are settled. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The allowance for doubtful accounts was $0 at December 31, 2013 and 2012.
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
Construction in process is reclassified to the fixed asset categories above and depreciation commences once the asset has been placed in-service.
LINEFILL – Pipelines and storage facilities generally require a minimum volume of product in the system to enable the system to operate. Such product, known as linefill, is generally not available to be withdrawn from the system. Linefill owned by us in facilities operated by us is recorded at historical cost, is included in property, plant and equipment in the consolidated balance sheets, and is not depreciated. We also own linefill in third-party facilities, which is included in inventory on the consolidated balance sheets.
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
GOODWILL — We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the asset group to which the goodwill relates and comparing this fair value to the net book value of the asset group. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Our policy is to test goodwill for impairment on October 1 of each year.
INTANGIBLE ASSETS — Intangible assets are stated at cost, net of accumulated amortization, which is recorded on a straight-line basis over the life of the asset. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value.
EQUITY METHOD INVESTMENTS — We account for an investment under the equity method when we have significant influence over, but not control of, the significant operating decisions of the investee. Under the equity method, we record in the consolidated statements of income our share of the earnings or losses of the investee, with a corresponding adjustment to the investment balance on our consolidated balance sheet. When we receive a distribution from an equity method investee, we record a corresponding reduction to the investment balance.
DEBT ISSUANCE COSTS — Costs incurred in connection with the issuance of long-term debt are reported as other noncurrent assets and are amortized to interest expense using the straight-line method over the term of the related debt. Use of the straight-line method of amortization does not differ materially from the “effective interest” method.
COMMODITY DERIVATIVE INSTRUMENTS – We generally record the fair value of derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue. As shown in Note 6, the fair value of derivatives at December 31, 2013 and 2012 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits have not generally been netted against derivative assets or liabilities at December 31, 2013 and 2012.
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
 REVENUE RECOGNITION – Under our current operations, product revenues relate primarily to our marketing business in the Bakken Shale area and to certain fixed-margin transactions related to our pipeline system in Kansas and Oklahoma. The fixed-margin transactions are structured such that we purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking a fixed margin that is, in effect, economically equivalent to a transportation fee. Sales of product are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Any transportation costs we incur to ship product on third-party infrastructure are included in the price of product sold to customers, and are included within product revenues and costs of products sold. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). As described in Note 6, product revenues include realized and unrealized gains and losses on commodity derivatives.
Under our current operations, fixed-fee service revenues relate primarily to our storage terminal in Cushing, our pipeline system in Kansas and Oklahoma (excluding transactions whereby we take title to the product while it is in our pipeline system, as described above), our crude oil truck unloading facility in Platteville, Colorado and our truck transportation assets. Service revenues are recognized at the time the service is performed.
COSTS OF PRODUCTS SOLD — Costs of products sold consists of the cost to purchase the product and any third-party cost incurred to transport the product to the point of sale and to store the product until it is sold.
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
EARNINGS PER UNIT – Net income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations, such as incentive distributions that are allocated to the general partner, which are declared and paid following the close of each quarter.
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
COMMON CONTROL TRANSACTIONS – Entities and assets acquired from SemGroup and its affiliates are accounted for as common control transactions whereby the net assets acquired are recorded at their historical amounts. Any consideration received in excess of the historical amount is treated as an equity transaction, similar to a dividend, which reduces the partners' equity accounts pro-rata based on their relative ownership percentages. Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statements of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity.
NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES – Noncontrolling interests represents the ownership interest in our consolidated subsidiary, SemCrude Pipeline, which is retained by SemGroup. Income is allocated to noncontrolling interests pro-rata based on relative ownership interests in SemCrude Pipeline.
RECLASSIFICATIONS – Certain reclassifications have been made to conform prior year balances to the current year presentation.
EQUITY-BASED COMPENSATION—We grant certain of our employees equity-based compensation awards which vest contingent on continued service of the recipient. We record compensation expense for these outstanding awards over applicable service periods based on their grant date fair value with a corresponding increase to partners' capital. The expense to be recorded over the life of the awards is discounted for expected forfeitures during the vesting period.
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

3.	ACQUISITIONS
SemCrude Pipeline, L.L.C
On January 11, 2013, we acquired a 33% interest in SemCrude Pipeline, L.L.C. (“SCPL”) from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. SCPL owns a 51% membership interest in White Cliffs.
Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volume on the White Cliffs Pipeline for such month is 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
The cash consideration was funded through a borrowing under our credit facility of approximately $130.3 million and the sale of 2.0 million common units through a private placement, as described below. The 1.5 million common units were valued at $29.63 per unit, or $44.4 million, based on the sales price to third parties in the private placement on January 11, 2013. The Class A units were valued at $29.63 per unit discounted for the expected forbearance of distributions, or $30.5 million. The contribution to the general partner's capital account was made in the amount of $2.7 million.
On December 16, 2013, we acquired an additional 33% interest in SCPL from SemGroup in exchange for (i) cash of approximately $173.1 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us.
The cash consideration was funded through a borrowing under our credit facility. The 1.5 million common units were valued at $36.30 per unit, or $54.5 million, based on the December 11, 2013 closing price. The Class A units were valued at $36.30 per unit discounted for the expected forbearance of distributions, or $39.6 million. The contribution to the general partner's capital account was made in the amount of $1.9 million.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

3.	ACQUISITIONS, Continued

In conjunction with the SCPL transactions, we incurred $4.1 million of cost, of which $1.6 million of equity issuance costs were offset against proceeds, $1.6 million was related to the borrowing and was deferred, and $0.9 million was expensed as general and administrative expense in the consolidated statement of income.
Subsequent to the December 16, 2013 transaction, we have consolidated SCPL and recorded a noncontrolling interest representing the ownership retained by SemGroup. Subsequent to the transaction our consolidated financial statements reflect our ownership of White Cliffs under the equity method. As the transaction was between entities under common control, we recorded our investment in White Cliffs based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.
Common Unit Purchase Agreement
On January 8, 2013, we entered into a Common Unit Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which, on January 11, 2013, 2.0 million common units were issued and sold to the Purchasers in a private placement at a price of $29.63 per common unit for aggregate consideration of approximately $59.3 million (the “Private Placement”). The Partnership used the net proceeds from the Private Placement to fund a portion of the purchase of the initial 33% interest in SCPL.
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

Barcas Field Services, LLC

On August 1, 2013, we executed a definitive agreement to acquire the assets of Barcas Field Services, LLC ("Barcas"), which owns and operates a crude oil trucking fleet for $49.0 million in cash. The transaction closed on September 1, 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.

We have included Barcas in our consolidated financial statements as of September 1, 2013. During the year ended December 31, 2013, our consolidated statements of income did not include material amounts of revenue or operating income related to Barcas. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant. During 2013, the acquisition price was decreased by approximately $1.0 million due to a computer system which was ultimately not purchased.

We have received an independent appraisal of the fair value of the assets acquired in the Barcas acquisition and have recorded the following acquisition date fair values of the assets acquired (in thousands):

Property, plant and equipment	$13,717
Customer contract intangible	6,930
Goodwill	28,322
Total assets acquired	$48,969

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

3.	ACQUISITIONS, Continued

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Partnership, the opportunity to use the acquired business as a platform for growth and the acquired assembled workforce.

Tampa Pipeline

On November 8, 2013, we acquired a 12-mile, 12-inch crude oil pipeline from Noble Energy, Inc. that extends from Platteville, Colorado to Tampa, Colorado for a purchase price of $8.2 million. The pipeline was recently constructed by Noble Energy, Inc. and placed into service with the acquisition. The pipeline connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market.

4.	INVESTMENT IN NON-CONSOLIDATED AFFILIATE
SemCrude Pipeline, L.L.C.
Prior to our December 16, 2013 acquisition of additional ownership interests in SCPL (Note 3), we accounted for our interest in SCPL under the equity method. Under the equity method, we did not report the individual assets and liabilities of SCPL on our consolidated balance sheets. Instead, our membership interest was reflected in one line as a noncurrent asset on our consolidated balance sheets. Subsequent to our acquisition of additional ownership interest, we have consolidated SCPL and report a noncontrolling interest for the ownership interest in SCPL which was retained by SemGroup. Our consolidated income statement for the year ended December 31, 2013 includes $13.8 million of equity earnings from SCPL prior to consolidation. For the year ended December 31, 2013, we received cash distributions from SCPL of $17.0 million.
SCPL's only substantial asset is a 51% interest in White Cliffs, which is accounted for under the equity method.
White Cliffs Pipeline, L.L.C.
Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheets. Instead, our membership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets.
For the year ended December 31, 2013, we recorded equity in earnings of White Cliffs of $3.8 million, which represents one month of earnings subsequent to our consolidation of SCPL. No distributions were received from White Cliffs for the year ended December 31, 2013, as distributions are paid on a one-month lag. Our distribution of earnings related to December 2013 was received in January 2014.
Certain summarized balance sheet information of White Cliffs as of December 31, 2013 is shown below (in thousands):

December 31, 2013
Current assets	$98,457
Property, plant and equipment, net	312,831
Goodwill	17,000
Other intangible assets, net	20,802
Total assets	$449,090
Current liabilities	$9,648
Members’ equity	439,442
Total liabilities and members’ equity	$449,090

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.    INVESTMENT IN NON-CONSOLIDATED AFFILIATE, Continued

Certain summarized income statement information of White Cliffs for the year ended December 31, 2013 is shown below (in thousands):

Year Ended December 31, 2013
Revenue	$133,310
Operating, general and administrative expenses	$23,825
Depreciation and amortization expense	$18,668
Net income	$90,817
The equity in earnings of White Cliffs for the year ended December 31, 2013, recorded by SCPL, is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our membership interest. White Cliffs recorded $1.8 million of such general and administrative expense for the year ended December 31, 2013.
The members of SCPL are required to fund SCPL's capital contribution requirements for White Cliffs related to an expansion project adding a 12-inch line from Platteville, Colorado to Cushing, Oklahoma. For the year ended December 31, 2013, we contributed $31.8 million related to our interest in SCPL. Remaining contributions will be made in 2014 and are expected to total $53.3 million for SCPL, of which one-third will be funded directly by SemGroup which holds the noncontrolling interest in SCPL.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 as an exhibit to this Form 10-K.

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Land	$17,058	$15,834
Pipelines and related facilities	181,697	159,736
Storage and terminal facilities	118,864	114,423
Linefill	13,866	12,340
Trucking equipment and other	19,089	3,834
Construction-in-progress	17,575	19,943
Property, plant and equipment, gross	368,149	326,110
Accumulated depreciation	(56,533)	(34,580)
Property, plant and equipment, net	$311,616	$291,530

We recorded depreciation expense of $22.0 million, $12.1 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $0.7 million of interest costs during the year ended December 31, 2013. We did not capitalize any interest during the year ended December 31, 2012.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$36	$(36)	$—	$22	$(22)	$—
Liabilities	96	(36)	60	1,056	(22)	1,034
Net assets (liabilities) at fair value	$(60)	$—	$(60)	$(1,034)	$—	$(1,034)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements are based on inputs consisting of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange.
“Level 2” measurements are based on inputs consisting of market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include OTC traded physical fixed priced purchases and sales forward contracts.

“Level 3” measurements are based on inputs from a pricing service and/or internal valuation models incorporating observable and unobservable market data.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At December 31, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
The following table reconciles changes in the fair value of commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$—	$—	$1,619
Total gain or loss (realized and unrealized) included in product revenues	—	—	—
Settlements	—	—	(1,619)
Ending balance	$—	$—	$—
Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—
The following table sets forth the notional quantities for derivative instruments entered into during the periods indicated (in thousands of barrels):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Sales	2,595	1,743	6,309
Purchases	2,575	1,636	6,457
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of the derivative instruments on our consolidated balance sheets in other current assets and other current liabilities. The fair value of our commodity derivative assets and liabilities recorded to other current assets and other current liabilities was as follows (in thousands):

December 31, 2013		December 31, 2012
Assets	Liabilities	Assets	Liabilities
$—	$60	$—	$1,034
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balance was $0.8 million and $1.9 million at December 31, 2013 and 2012, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2013 and 2012, we would have had net asset positions of $0.8 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Year Ended	Year Ended	Year Ended
December 31, 2013	December 31, 2012	December 31, 2011
$(1,593)	$149	$(386)
Concentrations of risk
During the year ended December 31, 2013, we generated approximately $354 million of revenue from two third-party customers, which represented approximately 46% of our consolidated revenue. We purchased approximately $320 million of product from three third-party suppliers, which represented approximately 48% of our costs of products sold. At December 31, 2013, two third-party customers and one related party accounted for 46% of our consolidated accounts receivable.
During the year ended December 31, 2012, we generated approximately $240 million of revenue from three third-party customers, which represented approximately 39% of our consolidated revenue. We purchased approximately $293 million of product from one third party supplier, which represented approximately 46% of our costs of products sold. At December 31, 2012, three third-party customers accounted for 54% of our consolidated accounts receivable.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

During the year ended December 31, 2011, we generated approximately $334 million of revenue from five third-party customers, which represented approximately 78% of our consolidated revenue. We purchased approximately $35 million of product from one third-party supplier, which represented approximately 10% of our costs of products sold.
As described in Note 14, we also generated revenues and expenses during the periods from 2011 through 2013 from other subsidiaries of SemGroup.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
In connection with the acquisition of Barcas (Note 3), we recorded $28.3 million of goodwill. Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Partnership, the opportunity to use the acquired business as a platform for growth and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes and will be amortized on a straight-line basis over 15 years for tax purposes.

Other Intangible Assets
We recorded a $6.9 million customer contract intangible asset related to the Barcas acquisition (Note 3). The intangible is being amortized on a straight-line basis over 24 months. Changes in other intangible assets are shown below (in thousands):

Balance at December 31, 2012	$—
Barcas acquisition	6,930
Amortization	(1,155)
Balance at December 31, 2013	$5,775
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For the year ending:
December 31, 2014	$3,465
December 31, 2015	2,310
Total estimated amortization expense	$5,775

8.	LONG-TERM DEBT
On November 10, 2011, we entered into a senior secured revolving credit facility agreement. This credit facility became effective upon completion of our IPO on December 14, 2011. Subsequent to amendments in 2013, this credit agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement was amended to extend the agreement to September 20, 2018, when all amounts owed will be due, and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows us to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at our election after the issuance of $200 million or more unsecured or subordinated debt, in the aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2013, we had outstanding borrowings of $245.0 million which incurred interest at the Eurodollar rate plus an applicable margin. The interest rate at December 31, 2013 was 1.92% .
Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2013, there were $34.5 million in outstanding letters of credit, and the rate in effect was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of secured bilateral letters of credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2013, we had $61.3 million of secured bilateral letters of credit outstanding and the interest rate in effect was 1.75%.
At December 31, 2013, we had $4.8 million in capitalized loan fees, net of accumulated amortization, which is recorded in other noncurrent assets and is being amortized over the life of the agreement.
The credit agreement contains representations and warranties and affirmative and negative covenants. The negative covenants limit or restrict our ability (as well as the ability of our Restricted Subsidiaries, as defined in the credit facility) to:

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

Upon the initial incurrence of at least $200 million of unsecured debt in accordance with the credit facility, we will have a one-time option to elect to comply with the ratio of our consolidated EBITDA to our consolidated cash interest expense and the ratio of our consolidated net debt to our consolidated EBITDA as detailed above or the following alternative covenants:

•	a minimum ratio of our consolidated EBITDA to our consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00;

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

8.	LONG TERM DEBT, Continued

•	a maximum ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00; and

•	a maximum ratio of senior secured debt to our consolidated EBITDA of 3.50 to 1.00.
The credit agreement defines events of default, including events of default relating to non-payment of principal and other amounts owing under the agreement from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of us and our restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the credit agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

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

At December 31, 2013, we were in compliance with the terms of the credit agreement.
Capital lease obligations
At December 31, 2013, we had $88 thousand ($125 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.
Fair value
We estimate that the fair value of our long-term debt was not materially different than the reported values at December 31, 2013, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at December 31, 2013.

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
Any debt securities that we offer under this registration statement will be direct, unsecured general obligations. The debt securities will be either senior debt securities or subordinated debt securities. As of December 31, 2013, no debt securities have been issued under this registration statement.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the “Petition Date”), SemGroup, L.P., SemCrude and Eaglwing filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the “Plan of Reorganization”). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence and the financing arrangements upon emergence. SemGroup, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).

(a)	Confirmation order appeal
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting SemGroup's motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. On August 27, 2013, the United States Court of Appeals for the Third Circuit issued an opinion, and on September 18, 2013 issued a judgment, reversing the District Court’s dismissal of the confirmation order and remanding the case to the District Court for consideration on the merits of Luke Oil’s appeal of the confirmation order. On October 1, 2013, at the request of the parties, the District Court entered an order staying the case and referring it to a magistrate judge for mediation. On January 28, 2014, the parties reached agreement to settle all outstanding disputes. Once the written settlement agreement is finalized and executed, the Appeal will be dismissed and the parties will release each other from all claims and causes of action. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.

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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

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
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. SemGroup responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemGroup and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and was unable to determine the ownership of the potential shortage.
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. Blueknight is resisting discovery and has asked for summary judgment against SemCrude and the other defendants for the entire terminal and pipeline system shortage. On February 20, 2014, the Court overruled all requests for summary judgment and ordered Blueknight to allow SemGroup to take further discovery. SemGroup will continue to defend its position; however, we cannot predict the outcome. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

Operating leases
We have entered into operating lease agreements for office space, office equipment, land, trucks and tank storage. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

For twelve months ending:
December 31, 2014	$745
December 31, 2015	644
December 31, 2016	439
December 31, 2017	401
December 31, 2018	316
Thereafter	139
Total future minimum lease payments	$2,684
We recorded lease and rental expenses of $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2013, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	337	$30,767
Fixed price sales	397	$38,311
Floating price purchases	14,610	$1,432,982
Floating price sales	14,397	$1,426,396
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (at a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Capital contribution requirements
See Note 4 for information related to capital funding requirements related to White Cliffs.

10.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION
We do not directly employ any persons to manage or operate our business, as these functions are performed by employees of SemGroup. At December 31, 2013, SemGroup had approximately 230 employees who were dedicated primarily to the management and operation of our business. None of these employees are represented by labor unions, and none are subject to collective bargaining agreements.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. At December 31, 2013, there are 82,948 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. Generally, the awards vest three years after the date of

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

10.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION, Continued

grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. Awards are valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense is recognized over the vesting period and is discounted for estimated forfeitures. The activity related to these awards is summarized below:

	Unvested Units	Average Grant Date Fair Value
Outstanding at December 31, 2011	—	$—
Awards granted	46,069	$21.97
Awards vested	—	$—
Awards forfeited	(2,109)	$20.60
Outstanding at December 31, 2012	43,960	$21.91
Awards granted	49,104	$34.41
Awards vested	(9,333)	$27.25
Awards forfeited	(783)	$34.40
Outstanding at December 31, 2013	82,948	$28.59

The following table summarizes the scheduled vesting of awards outstanding as of December 31, 2013:

Year ended December 31, 2014	5,712	units
Year ended December 31, 2015	34,627	units
Year ended December 31, 2016	42,609	units
Compensation cost expensed for the years ended December 31, 2013 and 2012 was $0.8 million and $0.3 million, respectively. As of December 31, 2013, there was $1.5 million of total unrecognized compensation cost related to our nonvested awards, which is expected to be recognized over a weighted-average period of 19 months.
The holders of restricted units granted in 2012 are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units, based on the market price of our limited partner common units as of the close of business on the vesting date. The UUDs are subject to the same forfeiture and acceleration conditions as the associated restricted units. For the year ended December 31, 2013, 406 UUDs were issued upon the vesting of restricted units. At December 31, 2013, the value of outstanding UUD’s was approximately $101 thousand. This is equivalent to approximately 2,617 common units based on the market price of our common units at the close of business on December 31, 2013 of $38.70 per unit. Holders of restricted units granted in 2013 are entitled to received distributions made during the vesting period in cash upon vesting.
SemGroup stock-based compensation
Certain of SemGroup’s employees who support us participate in SemGroup’s equity-based compensation program. Awards under this program generally represent awards of restricted stock of SemGroup, which are subject to specified vesting periods. SemGroup charged us $0.7 million, $0.6 million and $0.5 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to such equity-based compensation.
Certain of SemGroup’s employees who support us were granted retention awards by SemGroup. These awards vested in December 2011 and were paid in SemGroup stock. SemGroup charged us $0.4 million during the year ended December 31, 2011 related to these awards.

Defined contribution plan
Most of the employees of SemGroup who support us participate in one of SemGroup’s defined contribution plans. SemGroup charged us $0.4 million, $0.3 million and $0.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, for contributions made by SemGroup to this plan.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

10.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION, Continued

Allocated employee compensation expenses
As described in Note 14, SemGroup allocated certain corporate general and administrative expenses to us. These allocated expenses included equity-based compensation, retention awards, and defined contribution plan benefits for corporate employees, and such expenses are in addition to the expenses described above for employees who directly support our operations.

11.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
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
Limited partner interests – Class A units
As described in Note 3, Class A units are not eligible to receive cash distributions until certain operational targets are achieved by White Cliffs, at which time they will convert to common units. Prior to the conversion, the Class A units will be entitled to vote with the common units as a single class on any matter that the unitholders are entitled to vote, except that the Class A units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class A units in relation to other classes of equity interests of the Partnership or as required by law.
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
Our partnership agreement requires that we distribute all of our available cash each quarter in the following manner:

•	first, 98.0% to the holders of common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3625, plus any arrearages from prior quarters;

•	second, 98.0% to the holders of subordinated units and 2.0% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.3625; and

•	third, 98.0% to all common and subordinated unitholders, pro rata, and 2.0% to our general partner, until each unit has received a distribution of 0.416875.
 If cash distributions to our unitholders exceed 0.416875 per unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” The following table summarizes the incentive distribution levels:

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

					Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit Target Amount				Unitholders	General Partner Interest	Incentive Distribution Rights
Minimum Quarterly Distribution				$0.362500	98.0%	2.0%	—%
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—%
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%
Distributions paid in 2014, 2013 and 2012
The following table shows distributions paid in 2014, 2013 and 2012:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
* Calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering.
Limited Partner Units
Changes in our limited partner units are as follows:

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A units
December 14, 2011 initial public offering	7,000,000	1,389,709	8,389,709	—
Balance at December 31, 2012	7,000,000	1,389,709	8,389,709	—
Private placement	2,000,000	—	—	—
Units issued to SemGroup in SemCrude Pipeline transactions	—	3,000,000	—	2,500,000
August common unit offering	4,750,000	—	—	—
Vesting of share-based compensation awards, including equivalent distributions	9,739	—	—	—
Balance at December 31, 2013	13,759,739	4,389,709	8,389,709	2,500,000
There were no shares issued between the December 14, 2011 initial public offering and December 31, 2012.
Equity Issuances
On August 13, 2013, we issued 4,750,000 common limited partner units to the public for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. Our general partner contributed $3.2 million to the Partnership to maintain its 2% ownership. Proceeds were used to repay borrowings on our credit facility.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

See Note 3 for information related to equity issued in conjunction with our acquisitions of interests in SCPL, including the private placement offering in January 2013. See Note 10 for information related to shares issued due to vesting of share-based compensation awards.

12.	EARNINGS PER LIMITED PARTNER UNIT
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
The following tables set forth the computation of basic and diluted earnings per limited partner unit for the years ended December 31, 2013 and 2012 and the period from December 15, 2011 (the day following the closing of our IPO) through December 31, 2011 (in thousands, except per unit data):

	Year ended December 31,		December 15th through December 31, 2011
	2013	2012
Net income attributable to Rose Rock Midstream, L.P.	$36,749	$23,954	$970
Less: General partner’s incentive distribution earned (*)	483	—	—
Less: General partner’s 2.0% ownership	735	479	19
Net income allocated to limited partners	$35,531	$23,475	$951
Numerator for basic and diluted earnings per limited partner unit (**):
Allocation of net income among limited partner interests:
Net income allocable to common units	$22,701	$11,737.5	$475.5
Net income allocable to subordinated units	13,321	11,737.5	475.5
Net income (loss) allocable to Class A units	(491)	—	—
Net income allocated to limited partners	$35,531	$23,475	$951
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	13,672	8,390	8,390
Effect of non-vested restricted units	36	16	—
Diluted weighted average number of common units outstanding	13,708	8,406	8,390
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	1,264	—	—
Earnings (loss) per limited partner unit:
Common units (basic)	$1.66	$1.40	$0.06
Common units (diluted)	$1.66	$1.40	$0.06
Subordinated units (basic and diluted)	$1.59	$1.40	$0.06
Class A units (basic and diluted)	$(0.39)	$—	$—
(*) Based on the amount of the distributions declared per common unit related to earnings for the year ended December 31, 2012 and the period from December 15, 2011 through December 31, 2011, our general partner was not entitled to receive incentive distributions for those periods.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

(**) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Class A units do not participate in cash distributions, but are allocated a proportional share of undistributed earnings. As distributions related to current period available cash exceeded net income, the Class A shares reflect a loss.

13.	SUPPLEMENTAL INFORMATION —STATEMENTS OF CASH FLOWS
Acquisition
In connection with the acquisition of SCPL (Note 3), we issued 3.0 million common units and 2.5 million Class A units, valued at $98.9 million and $70.1 million, respectively, as non-cash consideration to SemGroup. In addition, a non-cash contribution of $4.6 million was recorded to the general partner's capital account.
As the transaction occurred between parties under common control, the purchase price in excess of SemGroup's historical cost of SCPL was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts pro-rata based on ownership percentages. Of the $414.3 million of purchase price in excess of historical cost, $240.6 million represented cash consideration in excess of historical cost and the remaining $173.7 million reduction represented the non-cash portion of the transaction related to equity consideration.
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
We paid cash for interest totaling $7.2 million, $1.2 million and $1.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. We had no accrued purchases of property, plant and equipment at December 31, 2013. We accrued $75 thousand and $1.0 million for purchases of property, plant and equipment at December 31, 2012 and 2011, respectively.

14.	RELATED PARTY TRANSACTIONS
 Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $13.5 million, $12.1 million and $11.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. The allocation of expenses is determined based on a transfer pricing analysis which is periodically updated. The most recent update occurred in December 2013.
SemGroup charged us $7.0 million, $6.4 million and $4.5 million during the years ended December 31, 2013, 2012 and 2011, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our consolidated statements of income.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, Continued

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
Common control transactions
During 2013, we purchased interests in SCPL from SemGroup. See Note 3 for additional information.
NGL Energy
SemGroup acquired certain ownership interests in NGL Energy Partners LP (“NGL Energy”) and its general partner on November 1, 2011 in exchange for the assets of SemStream, L.P. ("SemStream"), a wholly-owned subsidiary of SemGroup. Subsequent to that date and up through December 31, 2011, we made purchases of condensate from NGL Energy in the amount of $8.9 million. For the years ending December 31, 2013 and 2012, we made purchases of condensate from NGL Energy in the amounts of $15.3 million and $42.7 million, respectively. We received reimbursements from NGL Energy for certain services in the amount of $182.0 thousand for the year ended December 31, 2013. There were no reimbursements from NGL Energy during the year ended December 31, 2012.
Gavilon, LLC
In December 2013, NGL Energy announced the acquisition of Gavilon, LLC ("Gavilon"). We generated sales to Gavilon of $560.4 million for the year ended December 31, 2013. Purchases from Gavilon were $552.1 million for the year ended December 31, 2013. Transactions with Gavilon primarily relate to leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, buy/sell transactions were reported as revenue on a net basis in our consolidated statements of income as the purchases of inventory and subsequent sales of the inventory were with the same counterparty.
High Sierra Crude Oil and Marketing, LLC
We generated revenues from High Sierra Crude Oil and Marketing, LLC ("High Sierra"), which is a subsidiary of NGL Energy, of $132.8 million and $42.6 million for the years ended December 31, 2013 and 2012, respectively. Purchases from High Sierra were $102.2 million and $44.4 million for the years ended December 31, 2013 and 2012, respectively. Transactions with High Sierra primarily relate to transportation and marketing of crude oil and condensate. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our consolidated statements of income as the purchases of inventory and subsequent sales of the inventory were with the same counterparty.
SemStream
Prior to NGL Energy's acquisition of SemStream assets on November 1, 2011, we purchased condensate from SemStream. Certain of these purchases were fixed price forward purchases, which we recorded at fair value at each balance sheet date, with the unrealized gains being recorded to revenue. Our transactions with SemStream consisted of purchases of $46.7 million for the period from January 1, 2011 through November 1, 2011.
SemGas
We purchase condensate from SemGas, L.P. (“SemGas”), which is also a wholly-owned subsidiary of SemGroup. Our purchases from SemGas included the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Purchases	$23,985	$10,606	$6,547
White Cliffs
We provide leased storage and management services to White Cliffs. We generated revenues from White Cliffs of $2.9 million, $2.5 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, Continued

 Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.4 million, $0.6 million and $0.3 million in legal fees and related expenses to this law firm during the years ended December 31, 2013, 2012 and 2011, respectively.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on the unaudited consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2013, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$171,232	$161,422	$181,831	$252,041	$766,526
Total expenses	160,937	153,257	174,074	249,738	738,006
Earnings from equity method investment	3,453	3,451	3,527	7,140	17,571
Operating income	13,748	11,616	11,284	9,443	46,091
Other expenses, net	1,754	2,482	1,873	1,977	8,086
Net income	11,994	9,134	9,411	7,466	38,005
Less: net income attributable to noncontrolling interests	—	—	—	1,256	1,256
Net income attributable to Rose Rock Midstream, L.P.	$11,994	$9,134	$9,411	$6,210	$36,749
Earnings (loss) per limited partner unit
Common unit (basic)	$0.59	$0.44	$0.45	$0.26	$1.66
Common unit (diluted)	$0.59	$0.44	$0.45	$0.26	$1.66
Subordinated unit (basic and diluted)	$0.57	$0.44	$0.37	$0.24	$1.59
Class A unit (basic and diluted)	$0.16	$—	$(0.08)	$(0.38)	$(0.39)

Summarized information on the consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2012, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$179,715	$157,418	$131,554	$151,730	$620,417
Total expenses	171,405	151,815	124,635	146,627	594,482
Operating income	8,310	5,603	6,919	5,103	25,935
Other expenses, net	552	477	450	502	1,981
Net income	$7,758	$5,126	$6,469	$4,601	$23,954
Earnings per limited partner unit
Common unit (basic)	$0.45	$0.30	$0.38	$0.27	$1.40
Common unit (diluted)	$0.45	$0.30	$0.38	$0.27	$1.40
Subordinated unit (basic and diluted)	$0.45	$0.30	$0.38	$0.27	$1.40

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

2.2
Contribution Agreement, dated as of December 12, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on December 16, 2013).

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

3.4
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P., dated as of December 14, 2011, as amended by Amendment No. 1 thereto dated January 11, 2013 (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on December 16, 2013).

3.5	Certificate of Formation of Rose Rock Midstream GP, LLC (filed as Exhibit 3.4 to the Form S-1, filed with the Commission on August 12, 2011).

3.6
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

10.2
First Amendment to the Credit Agreement, dated as of September 26, 2012, among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 9, 2012).

10.3
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and the Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on September 26, 2013).

10.4
Third Amendment to the Credit Agreement, dated as of December 10, 2013, by and among Rose Rock Midstream, L.P., as borrower, the guarantors named therein, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on December 16, 2013).

10.5
Contribution, Conveyance and Assumption Agreement, dated November 29, 2011, by and among SemGroup Corporation, certain subsidiaries of SemGroup Corporation and Rose Rock Midstream, L.P. (filed as Exhibit 10.2 to the Form S-1, filed with the Commission on December 1, 2011).

10.6*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 14, 2011).

10.6.1*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012).

10.6.2*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.2 to the Form S-1, filed with the Commission on November 18, 2011).

10.6.3*	Form of Phantom Unit Award Agreement under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.3 to the Form S-1, filed with the Commission on November 18, 2011).

10.6.4*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.6.5*	Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

10.7
Omnibus Agreement dated as of December 14, 2011, among the Registrant, SemGroup Corporation and Rose Rock Midstream GP, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on December 20, 2011).

10.8*
Employee Agreement, dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (incorporated by reference to 10.11 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736) filed on May 6, 2010).

10.9*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (incorporated by reference to Exhibit 10.12 the Registration Statement on Form 10 of SemGroup Corporation (File No. 001-34736 filed on May 6, 2010).

10.10*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form 10 of SemGroup (file No. 001-34736) filed on July 23, 2010).

10.11
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

10.14
Third Amendment to Crude Oil Storage Services Agreement, dated May 4, 2010, by and between Gavilon, LLC and SemCrude, L.P. (filed as Exhibit 10.11 to the Form S-1, filed with the Commission on September 30, 2011).

10.15
Fourth Amendment to Crude Oil Storage Services Agreement, dated effective as of October 7, 2011, by and between SemCrude, L.P. and Gavilon LLC (filed as Exhibit 10.12 to the Form S-1, filed with the Commission on October 11, 2011).

10.16*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 12, 2013).

10.17*
Form of Amendment to Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.14 to the Form S-1, filed with the Commission on November 23, 2011).

10.18*
Common Unit Purchase Agreement, dated as of January 8, 2013, by and among Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on January 14, 2013).

21	Subsidiaries of Rose Rock Midstream, L.P.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.