Form 10-Q
period 2014-06-30
Rose Rock Midstream, L.P.
filed 2014-08-08
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

At July 31, 2014, there were 20,574,448 common units, 8,389,709 subordinated units and 3,750,000 Class A units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-Q include “forward-looking statements”. All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

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

•
Our ability to comply with the covenants contained in our credit facility and the indenture governing our 5.625% senior notes, including requirements under our credit facility to maintain certain financial ratios;

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,353	$15,459
Accounts receivable	219,175	217,213
Proceeds receivable from senior note issuance	391,915	—
Receivable from affiliates	26,775	56,220
Inventories	27,911	30,779
Other current assets	3,236	1,916
Total current assets	672,365	321,587
Property, plant and equipment (net of accumulated depreciation of $63,362 and $56,533 at June 30, 2014 and December 31, 2013, respectively)	336,377	311,616
Equity method investment	271,187	224,095
Goodwill	46,059	28,322
Other intangible assets (net of accumulated amortization of $2,879 and $1,155 at June 30, 2014 and December 31, 2013, respectively)	8,460	5,775
Other noncurrent assets, net	14,089	5,852
Total assets	$1,348,537	$897,247
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$204,892	$211,298
Payable to affiliates	29,825	69,274
Accrued liabilities	7,951	8,645
Other current liabilities	5,009	3,814
Total current liabilities	247,677	293,031
Long-term debt	847,568	245,088
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (13,759,739 units issued and outstanding at June 30, 2014 and December 31, 2013)	73,176	159,961
Common units – SemGroup (6,814,709 and 4,389,709 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	157,203	79,218
Subordinated units – SemGroup (8,389,709 units issued and outstanding at June 30, 2014 and December 31, 2013)	(58,500)	(5,375)
Class A units - SemGroup (3,750,000 and 2,500,000 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	75,327	40,772
General partner	6,086	5,995
Total Rose Rock Midstream, L.P. partners' capital	253,292	280,571
Noncontrolling interests in consolidated subsidiary	—	78,557
Total equity	253,292	359,128
Total liabilities and equity	$1,348,537	$897,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, including revenues from affiliates (Note 9):
Product	$267,087	$148,816	$533,377	$307,544
Service	23,345	12,606	47,978	25,110
Total revenues	290,432	161,422	581,355	332,654
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	255,745	140,506	510,282	288,957
Operating	17,006	5,807	31,884	11,225
General and administrative	6,001	3,254	9,624	6,815
Depreciation and amortization	6,267	3,690	16,801	7,197
Total expenses	285,019	153,257	568,591	314,194
Earnings from equity method investment	12,291	3,451	23,371	6,904
Operating income	17,704	11,616	36,135	25,364
Other expenses, net:
Interest expense	2,595	2,494	4,867	4,248
Other income	(21)	(12)	(21)	(12)
Total other expenses, net	2,574	2,482	4,846	4,236
Net income	15,130	9,134	31,289	21,128
Less: net income attributable to noncontrolling interests	4,082	—	7,758	—
Net income attributable to Rose Rock Midstream, L.P.	$11,048	$9,134	$23,531	$21,128
Net income allocated to general partner	$1,109	$255	$1,847	$535
Net income allocated to common unitholders	$7,513	$5,208	$15,619	$11,975
Net income allocated to subordinated unitholders	$3,063	$3,674	$6,860	$8,447
Net income (loss) allocated to Class A unitholders	$(637)	$(3)	$(795)	$171
Earnings (loss) per limited partner unit (Note 8):
Common unit (basic)	$0.41	$0.44	$0.86	$1.02
Common unit (diluted)	$0.41	$0.44	$0.85	$1.02
Subordinated unit (basic and diluted)	$0.37	$0.44	$0.82	$1.01
Class A unit (basic and diluted)	$(0.25)	$0.00	$(0.31)	$0.15
Basic weighted average number of limited partner units outstanding:
Common units	18,336	11,894	18,243	11,680
Subordinated units	8,390	8,390	8,390	8,390
Class A units	2,596	1,250	2,548	1,174
Diluted weighted average number of limited partner units outstanding:
Common units	18,397	11,933	18,297	11,710
Subordinated units	8,390	8,390	8,390	8,390
Class A units	2,596	1,250	2,548	1,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$31,289	$21,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,801	7,197
Gain on disposal of long-lived assets, net	(61)	—
Amortization of debt issuance costs	520	399
Non-cash equity compensation	390	355
Net unrealized gain related to derivative instruments	(245)	(1,295)
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(1,962)	71
Decrease (increase) in receivable from affiliates	29,445	(30)
Decrease (increase) in inventories	(3,526)	2,644
Decrease (increase) in other current assets	(1,135)	434
Decrease (increase) in other noncurrent assets	6	(1)
Increase (decrease) in accounts payable and accrued liabilities	(8,016)	(8,205)
Increase (decrease) in payable to affiliates	(39,449)	612
Net cash provided by operating activities	24,057	23,309
Cash flows from investing activities:
Capital expenditures	(12,392)	(11,370)
Proceeds from sale of long-lived assets	710	—
Contributions to equity method investment	(51,774)	(66,193)
Acquisitions	(133,993)	—
Distributions from equity investment in excess of equity in earnings	4,681	156
Net cash used in investing activities	(192,768)	(77,407)
Cash flows from financing activities:
Debt issuance costs	(62)	(1,611)
Borrowings on revolving credit facility	296,000	251,000
Principal payments on revolving credit facility	(93,500)	(89,000)
Principal payments on capital lease obligations	(18)	(12)
Proceeds from common L.P. unit issuance, net of offering costs	—	57,751
Cash consideration in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(24,413)	(143,216)
Cash distributions to partners	(26,744)	(17,272)
Cash distributions to noncontrolling interests	(9,025)	—
Contributions from noncontrolling interests	14,367	—
Net cash provided by financing activities	156,605	57,640
Net increase (decrease) in cash and cash equivalents	(12,106)	3,542
Cash and cash equivalents at beginning of period	15,459	108
Cash and cash equivalents at end of period	$3,353	$3,650
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The condensed consolidated balance sheet at December 31, 2013, which is derived from audited financial statements and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC. These condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Partnership and the results of its operations and its cash flows. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	EQUITY METHOD INVESTMENT
SemCrude Pipeline, L.L.C.
Prior to our December 16, 2013 acquisition of additional ownership interests in SemCrude Pipeline, L.L.C. ("SCPL") (Note 3), we accounted for our interest in SCPL under the equity method. Under the equity method, we did not report the individual assets and liabilities of SCPL on our consolidated balance sheets. Instead, our membership interest was reflected in one line as a noncurrent asset on our consolidated balance sheets. Subsequent to our acquisition of additional ownership interest, we consolidated SCPL and reported a noncontrolling interest for the ownership interest in SCPL which was retained by SemGroup. Subsequent to our June 23, 2014 acquisition of the remaining interest in SCPL, there is no longer a noncontrolling interest.
Prior to consolidation, for the three months and six months ended June 30, 2013, we recorded equity in earnings of SCPL of $3.5 million and $6.9 million, respectively. For the three months and six months ended June 30, 2013, we received cash distributions of $4.2 million and $7.1 million, respectively. Distributions are paid on a one-month lag. Accordingly, the cash distributions received for the three months and six months ended June 30, 2013 relate to earnings from March to May 2013 and January to May 2013, respectively.
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
For the three months and six months ended June 30, 2014, we recorded equity in earnings of White Cliffs of $12.3 million and $23.4 million, respectively. For the three months and six months ended June 30, 2014, we received $14.5 million and $28.1 million of cash distributions, respectively, of which, prior to our June 23, 2014 acquisition of the remaining 33% interest in SCPL, approximately 33% was distributed to SemGroup related to their noncontrolling interest. Refer to Note 3 for further discussion of this acquisition.
Certain summarized income statement information of White Cliffs for the three months and six months ended June 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$34,533	$30,112	$67,807	$60,785
Operating, general and administrative expenses	$5,539	$4,113	$12,307	$9,292
Depreciation and amortization expense	$4,537	$4,715	$8,930	$9,430
Net income	$24,457	$21,284	$46,570	$42,063
The equity in earnings of White Cliffs for the three months and six months ended June 30, 2014 and 2013 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended June 30, 2014 and 2013, respectively. White Cliffs recorded $0.8 million and $0.7 million of such general and administrative expense for the six months ended June 30, 2014 and 2013, respectively.
The members of White Cliffs are required to fund capital contribution requirements for an expansion project adding a 12-inch line from Platteville, Colorado to Cushing, Oklahoma. For the three months and six months ended June 30, 2014, we contributed $38.3 million and $51.0 million to White Cliffs, respectively. This expansion will increase the pipeline’s capacity to about 150,000 barrels per day and is expected to be fully operational in August 2014. Remaining contributions will be made in 2014 and are expected to total $2.3 million.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS

During the six months ended June 30, 2014, we completed the following acquisitions:

•
On June 23, 2014, we acquired the remaining 33% interest in SCPL from SemGroup for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. SCPL owns a 51% membership interest in White Cliffs. As the transaction was between entities under common control, we recorded our investment in SCPL based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.

•	On June 24, 2014, we acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") for $44.0 million in cash. Highlights of the transaction include:

◦	124 trucks, 122 trailers and miscellaneous equipment; and

◦	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
The results of operations of these assets from June 24, 2014 to June 30, 2014 have been included in our condensed consolidated statements of income and in our condensed consolidated balance sheet as of June 30, 2014. During the three months and six months ended June 30, 2014, our condensed consolidated statements of income did not include material amounts of revenue or operating income related to these assets. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
We are in the process of obtaining an independent appraisal of the fair value of the assets acquired from Chesapeake. The estimates of fair value reflected as of June 30, 2014, are subject to change and such changes could be material. We currently expect to complete the valuation process prior to filing our Form 10-K for the year ending December 31, 2014. We have preliminarily estimated the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$21,700
Customer contract intangible	4,459
Goodwill	17,835
Total assets acquired	$43,994
Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Partnership, the opportunity to use the acquired business as a platform for growth and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

The acquisition above accounted for the majority of the change in our goodwill during the six months ended June 30, 2014, as follows (in thousands):

Balance at December 31, 2013	$28,322
Acquisition	17,835
Barcas Field Services, L.L.C. purchase price adjustment	(98)
Balance at June 30, 2014	$46,059

During the year ended December 31, 2013, we completed the following acquisitions:

•
On January 11, 2013, we acquired a 33% interest in SCPL from SemGroup for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

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

•
On September 1, 2013, we completed the acquisition of the assets of Barcas Field Services, L.L.C. for $49.0 million. During the six months ended June 30, 2014, we recorded a non-cash adjustment to the purchase price allocation which decreased goodwill and other intangible assets by $0.1 million, with an offsetting increase to property, plant and equipment.

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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at June 30, 2014 and December 31, 2013 (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

	June 30, 2014			December 31, 2013
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$185	$—	$185	$36	$(36)	$—
Liabilities	—	—	—	96	(36)	60
Net assets (liabilities) at fair value	$185	$—	$185	$(60)	$—	$(60)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2014, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and six months ended June 30, 2014 and 2013, as such no rollforward of activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	1,135	720	1,950	1,330
Purchases	1,005	615	1,815	1,290
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

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$185	$—	$—	$60
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $1.1 million and $0.8 million as of June 30, 2014 and December 31, 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of June 30, 2014 and December 31, 2013, we would have had net asset positions of $1.3 million and $0.8 million, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commodity contracts	$(1,942)	$(233)	$(2,749)	$(777)
Concentrations of risk
During the three months ended June 30, 2014, two third-party customers accounted for approximately 78% of our consolidated revenue. We purchased approximately $171 million of product from three third-party suppliers, which represented approximately 67% of our costs of products sold.
During the six months ended June 30, 2014, two third-party customers accounted for approximately 72% of our consolidated revenue. We purchased approximately $275 million of product from two third-party suppliers, which represented approximately 54% of our costs of products sold.
At June 30, 2014, three third-party customers and one related party accounted for 64% of our consolidated accounts receivable.

5.	LONG-TERM DEBT
Senior unsecured notes
On June 27, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, agreed to sell $400 million of 5.625% senior unsecured notes due 2022 (the “Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by all of our existing subsidiaries other than Finance Corp. Such guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the subsidiary guarantors.
The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014. As we entered into the agreement with the initial purchasers on June 27, 2014, we recorded the liability for the Notes on that date and recorded a receivable for the proceeds. We used the net proceeds from the offering to repay amounts borrowed under our revolving credit facility and for general partnership purposes.
The Notes are governed by an indenture between the Partnership, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
The Indenture includes customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amounts of the Notes then outstanding to declare all amounts owing under the Notes to be due and payable.
The Notes are effectively subordinated in right of payment to any of our, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The Partnership may issue additional Notes under the Indenture from time to time, subject to the terms of the Indenture.
Except as described below, the Notes are not redeemable at the Partnership's option prior to July 15, 2017. From and after July 15, 2017, the Partnership may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 of each of the years indicated below:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	LONG-TERM DEBT, Continued

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%
Prior to July 15, 2017, the Partnership may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Partnership, or the parent of the Partnership to the extent such net proceeds are contributed to the Partnership, subject to certain conditions.
Prior to July 15, 2017, the Partnership may also redeem all or part of the Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the July 15, 2017 redemption price from the table above plus all required interest payments due through July 15, 2017, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, the Partnership is required to offer to repurchase the Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The Notes are also subject to a Registration Rights Agreement which requires the Partnership to file a registration statement with the SEC and to use commercially reasonable efforts to consummate such exchange offer within one year of settlement date of the Notes so that holders of the Notes can exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Failure to meet the terms of the Registration Rights Agreement will require the Partnership to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).
Each of the subsidiary guarantors is 100% owned by the Partnership. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of the Partnership, or any of its subsidiaries, to obtain fund from its respective subsidiaries by dividend or loan. None of the assets of the Partnership's subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Interest on the Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. At June 30, 2014, we had $8.7 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At June 30, 2014, we were in compliance with the terms of the Notes.

Revolving credit facility
At June 30, 2014, we had outstanding borrowings of $447.5 million on our $585 million revolving credit facility, which incurred interest at the alternate base rate ("ABR") plus an applicable margin. The interest rate in effect at June 30, 2014, on ABR borrowings was 4.0%. On July 2, 2014, the proceeds from the Notes were used to pay down the revolving credit facility balance.
We had $30.0 million in outstanding letters of credit at June 30, 2014, and the rate per annum was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At June 30, 2014, we had $54.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.
At June 30, 2014, we were in compliance with the terms of the credit agreement.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	LONG-TERM DEBT, Continued

At June 30, 2014, $4.3 million in capitalized loan fees, net of accumulated amortization, related to the revolving credit facility was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At June 30, 2014, we had $39 thousand ($107 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.
Fair value
We estimate the fair value of our senior unsecured notes to be $405 million at June 30, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at June 30, 2014, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at June 30, 2014.

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
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. SemGroup filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting SemGroup's motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. On August 27, 2013, the United States Court of Appeals for the Third Circuit issued an opinion, and on September 18, 2013, issued a judgment reversing the District Court’s dismissal of the confirmation order and remanding the case to the District Court for consideration on the merits of Luke Oil’s appeal of the confirmation order. On October 1, 2013, at the request of the parties, the District Court entered an order staying the case and referring it to a magistrate judge for mediation. On January 28, 2014, the parties reached agreement to settle all outstanding disputes. A settlement agreement was executed by the parties pursuant to which each party granted the other a release of claims and causes of action and on March 5, 2014, the appeal was dismissed. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.

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
The Kansas Department of Health and Environment (“KDHE”) initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that the KDHE believed, based on their historical use, may have soil or groundwater contamination in excess of state standards. The KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with the KDHE to conduct environmental assessments on the sites and to pay the KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Three of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appear to have ground water contamination that may require further delineation and/or on-going monitoring. Work plans have been submitted to, and approved by, the KDHE. SemGroup does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2014, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	145	$13,348
Fixed price sales	175	$17,720
Floating price purchases	9,329	$949,093
Floating price sales	9,603	$986,856
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.
See Note 2 for commitments related to the White Cliffs pipeline expansion.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2013 to June 30, 2014 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$159,961	$79,218	$(5,375)	$40,772	$5,995	$78,557	$359,128
Net income	11,250	4,369	6,860	(795)	1,847	7,758	31,289
Cash distributions to noncontrolling interest in SCPL	—	—	—	—	—	(10,683)	(10,683)
Contributions from noncontrolling interest in SCPL	—	—	—	—	—	14,367	14,367
Purchase of remaining one-third interest in SCPL	—	—	—	—	—	(89,999)	(89,999)
Equity issuance	—	120,013	—	58,563	3,644	—	182,220
Purchase price in excess of historical cost of interest in SCPL	(85,173)	(42,183)	(51,931)	(23,213)	(4,133)	—	(206,633)
Unvested distribution equivalent rights	(43)	—	—	—	—	—	(43)
Cash distributions to partners	(13,209)	(4,214)	(8,054)	—	(1,267)	—	(26,744)
Non-cash equity compensation	390	—	—	—	—	—	390
Balance at June 30, 2014	$73,176	$157,203	$(58,500)	$75,327	$6,086	$—	$253,292

The following table shows the cash distributions paid or declared per common unit during 2014 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We granted 42,036 restricted unit awards during the six months ended June 30, 2014, with a weighted average grant date fair value of $40.43. At June 30, 2014, there were 107,868 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. There were no vestings of restricted unit awards during the six months ended June 30, 2014.
The holders of restricted units granted in 2012 are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. At June 30, 2014, the value of these UUDs related to unvested restricted units was approximately $107 thousand. This is equivalent to 1,952 common units, based on the quarter end close of business market price of our common units of $54.64 per unit. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At June 30, 2014, the value of these UUDs related to cash settled unvested restricted units was approximately $95 thousand.
Equity issuance
On June 27, 2014, we issued 2,425,000 common limited partner units, 1,250,000 Class A units and made a non-cash contribution to the general partner related to our acquisition of the remaining 33% interest in SCPL from SemGroup (Note 3).

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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and six months ended June 30, 2014 and 2013 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Rose Rock Midstream, L.P.	$11,048	$9,134	$23,531	$21,128
Less: General partner's incentive distribution earned	888	72	1,376	112
Less: General partner's 2.0% ownership	221	183	471	423
Net income allocated to limited partners	$9,939	$8,879	$21,684	$20,593
Numerator for basic and diluted earnings per limited partner unit (*):
Allocation of net income among limited partner interests:
Net income allocable to common units	$7,513	$5,208	$15,619	$11,975
Net income allocable to subordinated units	3,063	3,674	6,860	8,447
Net income (loss) allocable to Class A units	(637)	(3)	(795)	171
Net income allocated to limited partners	$9,939	$8,879	$21,684	$20,593
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	18,336	11,894	18,243	11,680
Effect of non-vested restricted units	61	39	54	30
Diluted weighted average number of common units outstanding	18,397	11,933	18,297	11,710
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	2,596	1,250	2,548	1,174
Net income per limited partner unit:
Common unit (basic)	$0.41	$0.44	$0.86	$1.02
Common unit (diluted)	$0.41	$0.44	$0.85	$1.02
Subordinated unit (basic and diluted)	$0.37	$0.44	$0.82	$1.01
Class A unit (basic and diluted)	$(0.25)	$0.00	$(0.31)	$0.15
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
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $7.8 million and $3.1 million during the three months ended June 30, 2014 and 2013, respectively, for direct employee costs. SemGroup charged us $14.0 million and $6.0 million during the six months ended June 30, 2014 and 2013, respectively, for such direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

expenses. SemGroup charged us $2.8 million and $1.7 million during the three months ended June 30, 2014 and 2013, respectively, for such allocated costs. SemGroup charged us $4.6 million and $3.0 million during the six months ended June 30, 2014 and 2013, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
SemGroup holds limited partner common units and general partner ownership interests in NGL Energy Partners LP (“NGL Energy”). We generated revenues from NGL Energy of $99.5 million and $167.9 million for the three months ended June 30, 2014 and 2013, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $110.1 million and $145.5 million for the three months ended June 30, 2014 and 2013, respectively. We received reimbursements from NGL Energy for support services in the amount of $42.0 thousand and $42.0 thousand for the three months ended June 30, 2014 and 2013, respectively.
We generated revenues from NGL Energy of $233.6 million and $329.3 million for the six months ended June 30, 2014 and 2013, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $267.8 million and $285.4 million for the six months ended June 30, 2014 and 2013, respectively. We received reimbursements from NGL Energy for support services in the amount of $84.0 thousand and $84.0 thousand for the six months ended June 30, 2014 and 2013, respectively.
Transactions with NGL Energy and its subsidiaries primarily relate to marketing, leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of income because the purchases of inventory and subsequent sales of the inventory were with the same counterparty. For comparability, prior year amounts above have been recast to include transactions with Gavilon, LLC, which was not a related party until December 2013.

SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. (“SemGas”), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $9.8 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively. Purchases from SemGas were $19.7 million and $9.1 million for the six months ended June 30, 2014 and 2013, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $0.7 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. We generated storage revenues from White Cliffs of $1.5 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. We incurred $0.8 million and $1.7 million of cost for the three months and six months ended June 30, 2014, respectively, related to transportation fees for shipments on White Cliffs.
Glass Mountain Pipeline, LLC
SemGroup holds a 50% interest in Glass Mountain Pipeline, LLC ("GMP" or "Glass Mountain"). We incurred $0.1 million of cost for the three months and six months ended June 30, 2014 related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.1 million and $0.2 million in fees from Glass Mountain for the three months and six months ended June 30, 2014, respectively, related to support services associated with Glass Mountain's pipeline operations.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $42.1 thousand and $0.1 million in legal fees and related expenses to this law firm during the three months ended June 30, 2014 and 2013, respectively (of which $27.0 thousand was paid by White Cliffs during the three months ended June 30, 2014). We paid $0.1 million and $0.2 million in legal fees and related expenses to this law firm during the six months ended June 30, 2014 and 2013, respectively (of which $81.0 thousand was paid by White Cliffs during the six months ended June 30, 2014).

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Acquisitions
In connection with the acquisition of the remaining 33% interest in SCPL (Note 3), we issued 2.425 million common units and 1.25 million Class A units, valued at $120.0 million and $58.6 million, respectively, as non-cash consideration to SemGroup. In addition, a non-cash contribution of $3.6 million was recorded to the general partner's capital account.
As the transaction occurred between parties under common control, the purchase price in excess of SemGroup's historical cost of the 33% interest in SCPL was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts pro-rata based on ownership percentages. Of the $206.6 million of purchase price in excess of historical cost, $24.4 million represented cash consideration in excess of historical cost and the remaining $182.2 million reduction represented the non-cash portion of the transaction related to equity consideration.
In connection with this transaction, at June 30, 2014, we accrued a $1.7 million distribution to the non-controlling interest in SCPL. This amount represents the cash distribution to be paid to SemGroup in July related to the June earnings of SCPL. This amount is not reflected in the cash flow statement for the six months ended June 30, 2014.
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
Senior unsecured note issuance
On June 27, 2014, we agreed to sell $400 million of 5.625% senior unsecured notes due 2022 (Note 5). The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014, and were used to pay down the revolving credit facility balance. At June 30, 2014, we recorded a receivable for the proceeds and $8.7 million of debt issuance costs. These non-cash transactions have not been reflected in the cash flow statement for the six months ended June 30, 2014.
Other supplemental disclosures
We paid cash interest of $5.3 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively.
No significant amounts were accrued for purchases of property, plant and equipment for the six months ended June 30, 2014 or 2013.

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
Overview of Business
We are a growth-oriented Delaware limited partnership formed by SemGroup Corporation ("SemGroup") in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Texas and Wyoming. We serve areas that are experiencing strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.

Fee-Based Services
We charge a capacity or volume-based fee for the storage and transportation of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended June 30, 2014 and 2013, approximately 76% and 63%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For the six months ended June 30, 2014 and 2013, approximately 74% and 59%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. (See "—How We Evaluate Our Operations—Adjusted Gross Margin" for definition of Adjusted gross margin.)
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended June 30, 2014 and 2013, approximately 10% and 24%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the six months ended June 30, 2014 and 2013, approximately 10% and 23%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin by using our pipeline, trucking and storage assets to capture location and quality differentials, including blending different crude oil grades to meet the refiners' preferred crude oil specifications. For the three months ended June 30, 2014 and 2013, approximately 14% and 13%, respectively, of our Adjusted gross margin was generated through marketing activities. For the six months ended June 30, 2014 and 2013, approximately 16% and 18%, respectively, of our Adjusted gross margin was generated through marketing activities.
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

More specifically, we use futures and forward contracts to manage our exposure to market changes in commodity prices to protect our Adjusted gross margin on our purchased crude oil. When we purchase crude oil, we may establish a fixed margin with future sales by:
•selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or
•entering into futures and forward contracts on the NYMEX or over-the-counter markets.

Our Property, Plant and Equipment
We own and operate all of our assets, which at June 30, 2014 include:

•
7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and an additional 1.1 million barrels are used for crude oil operations and marketing activities;

•
a 570-mile crude oil gathering and transportation pipeline system with over 620,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, Oklahoma;

•	a 12-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 255 transport trucks and 270 trailers; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

Our Investment in White Cliffs Pipeline, L.L.C.
As of June 23, 2014, we wholly own SemCrude Pipeline, L.L.C. ("SCPL"), which owns a 51% interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"). White Cliffs owns a 527-mile pipeline system that transports crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). White Cliffs is commissioning an expansion project which will increase the capacity of the pipeline from approximately 76,000 barrels per day to about 150,000 barrels per day. The expansion is anticipated to be fully operational in August of 2014. We operate the White Cliffs Pipeline and will operate the expanded pipeline.
Recent Developments

Trucking assets acquisition

On June 23, 2014, we acquired certain crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") including 124 trucks, 122 trailers and other miscellaneous equipment operating in Texas, Oklahoma and Ohio for approximately $44 million.

White Cliffs acquisition

On June 23, 2014, we acquired the remaining 33% interest in SCPL for cash and equity valued at approximately $297 million, resulting in our owning a 51% interest in White Cliffs.

Senior unsecured notes

On June 27, 2014, we agreed to sell $400 million of 5.625% senior unsecured notes due 2022 in a private placement which was settled on July 2, 2014.

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

Operating Expenses
Our management seeks to maximize the profitability of our operations, in part, by managing operating expenses. These expenses are comprised of salary and wage expense, utility costs, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, earnings from equity method investments and any other non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities plus cash distributions from equity method investments. We use Adjusted EBITDA as a supplemental performance and liquidity measure to assess:

•
our operating performance as compared to that of other companies in our industry without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes
In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system, in our Bakken Shale operations and through our trucking fleet operations, we provide transportation services on a fee basis or pursuant to fixed-margin transactions, but in either case, the Adjusted gross margin we generate is dependent on the volume of crude oil transported (if on a fee basis) or purchased and sold (if pursuant to a fixed-margin transaction). We refer to these volumes, in the aggregate, as transportation volumes. Similarly, using our pipelines, trucking and storage assets, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts and crude oil blending. We refer to the crude oil volumes purchased and sold, or blended in our marketing operations, as marketing volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and six months ended June 30, 2014 and 2013 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit and operating data)	2014	2013	2014	2013
Statements of income data:
Revenues, including revenues from affiliates:
Product	$267,087	$148,816	$533,377	$307,544
Service	23,345	12,606	47,978	25,110
Total revenues	290,432	161,422	581,355	332,654
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	255,745	140,506	510,282	288,957
Operating	17,006	5,807	31,884	11,225
General and administrative	6,001	3,254	9,624	6,815
Depreciation and amortization	6,267	3,690	16,801	7,197
Total expenses	285,019	153,257	568,591	314,194
Earnings from equity method investment	12,291	3,451	23,371	6,904
Operating income	17,704	11,616	36,135	25,364
Interest expense	2,595	2,494	4,867	4,248
Other income	(21)	(12)	(21)	(12)
Net income	15,130	9,134	31,289	21,128
Less: net income attributable to noncontrolling interests	4,082	—	7,758	—
Net income attributable to Rose Rock Midstream, L.P.	$11,048	$9,134	$23,531	$21,128
Earnings (loss) per limited partner unit:
Common unit (basic)	$0.41	$0.44	$0.86	$1.02
Common unit (diluted)	$0.41	$0.44	$0.85	$1.02
Subordinated unit (basic and diluted)	$0.37	$0.44	$0.82	$1.01
Class A unit (basic and diluted)	$(0.25)	$0.00	$(0.31)	$0.15
Distributions paid per common and subordinated unit	$0.4950	$0.4300	$0.9600	$0.8325

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$5,669	$13,394	$24,057	$23,309
Investing activities	$(177,863)	$(17,030)	$(192,768)	$(77,407)
Financing activities	$172,724	$4,917	$156,605	$57,640

Other financial data:
Adjusted gross margin	$33,836	$20,089	$70,828	$42,402
Adjusted EBITDA	$20,598	$15,420	$48,372	$31,789
Capital expenditures	$7,484	$4,891	$12,392	$11,370
Acquisitions	$133,993	$—	$133,993	$—
Contributions to equity method investment	$38,622	$12,295	$51,774	$66,193

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.600	7.250	7.600	7.250
Percent of Cushing storage capacity contracted (as of period end)	86%	97%	86%	97%
Transportation volumes (average Bbls/day)	111,100	57,300	110,500	56,500
Marketing volumes (average Bbls/day)	39,300	22,100	44,400	23,100
Unloading/Platteville volumes (average Bbls/day)	58,200	58,400	60,700	60,300

Non-GAAP Financial Measures
We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, earnings from equity method investments and any other non-cash adjustments to reconcile net income to net cash provided by operating activities plus cash distributions from equity method investments.
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
The following tables present a reconciliation of: (i) operating income to Adjusted gross margin, and (ii) net income and net cash provided by operating activities to Adjusted EBITDA, the most directly comparable GAAP financial measures for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2014	2013	2014	2013
Reconciliation of operating income to Adjusted gross margin:

Operating income	$17,704	$11,616	$36,135	$25,364
Add:
Operating expense	17,006	5,807	31,884	11,225
General and administrative expense	6,001	3,254	9,624	6,815
Depreciation and amortization expense	6,267	3,690	16,801	7,197
Less:
Earnings from equity method investment	12,291	3,451	23,371	6,904
Impact from derivatives instruments:
Total loss on derivatives, net	(1,942)	(233)	(2,749)	(777)
Total realized loss (cash flow) on derivatives, net	2,793	1,060	2,994	2,072
Non-cash unrealized gain on derivatives, net	851	827	245	1,295
Adjusted gross margin	$33,836	$20,089	$70,828	$42,402

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2014	2013	2014	2013
Reconciliation of net income to Adjusted EBITDA:
Net income	$15,130	$9,134	$31,289	$21,128
Add:
Interest expense	2,595	2,494	4,867	4,248
Depreciation and amortization expense	6,267	3,690	16,801	7,197
Cash distributions from equity method investment	14,467	4,168	28,052	7,060
Non-cash equity compensation	130	212	390	355
Gain on disposal of long-lived assets, net	(27)	—	(61)	—
Less:
Earnings from equity method investment	12,291	3,451	23,371	6,904
White Cliffs cash distributions attributable to noncontrolling interests	4,822	—	9,350	—
Impact from derivative instruments:
Total loss on derivatives, net	(1,942)	(233)	(2,749)	(777)
Total realized loss (cash flow) on derivatives, net	2,793	1,060	2,994	2,072
Non-cash unrealized gain on derivatives, net	851	827	245	1,295
Adjusted EBITDA	$20,598	$15,420	$48,372	$31,789

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2014	2013	2014	2013
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$5,669	$13,394	$24,057	$23,309
Less:
Changes in operating assets and liabilities, net	(15,240)	423	(24,637)	(4,475)
White Cliffs cash distributions attributable to noncontrolling interests	4,822	—	9,350	—
Add:
Interest expense, excluding amortization of debt issuance costs	2,335	2,293	4,347	3,849
Distributions from equity investment in excess of equity in earnings	2,176	156	4,681	156
Adjusted EBITDA	$20,598	$15,420	$48,372	$31,789

Three months ended June 30, 2014 vs. three months ended June 30, 2013
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Revenue
Product	$267,087	$148,816
Service	23,345	12,606
Total revenues	290,432	161,422
Less: Cost of products sold, exclusive of depreciation and amortization	255,745	140,506
Less: Non-cash unrealized gain on derivatives, net	851	827
Adjusted gross margin	$33,836	$20,089
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended June 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,756	$18,394	$261,425	$2,857	$290,432
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	255,745	—	255,745
Less: Unrealized gain on derivatives, net	—	—	851	—	851
Adjusted gross margin	$7,756	$18,394	$4,829	$2,857	$33,836

(1)
Transportation Adjusted gross margin is comprised of $1.3 million, $13.7 million and $3.4 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended June 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$8,629	$5,648	$144,056	$3,089	$161,422
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,506	—	140,506
Less: Unrealized gain on derivatives, net	—	—	827	—	827
Adjusted gross margin	$8,629	$5,648	$2,723	$3,089	$20,089

(1)	Transportation Adjusted gross margin is comprised of $0.9 million and $4.7 million, related to pipeline transportation (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—Non-GAAP Financial Measures” for Adjusted gross margin table.) Adjusted gross margin increased in the three months ended June 30, 2014, to $33.8 million from $20.1 million in the three months ended June 30, 2013, due to:

•
truck transportation volumes of 4.2 million barrels generated an additional $13.7 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 1.6 million barrels in the three months ended June 30, 2014, over the same period in 2013, combined with a relatively unchanged spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.35 for the three months ended June 30, 2014, from approximately $1.36 for the three months ended June 30, 2013. This resulted in a $2.1 million increase in Adjusted gross margin during the three months ended June 30, 2014, compared to the same period in 2013;

•
relatively unchanged unloading volumes from our Platteville operations contributed an additional $0.1 million Adjusted gross margin, during the three months ended June 30, 2014, compared to the same period in 2013;

•
the net impact of a higher concentration of short-haul activity at rates that are lower than long-haul and an increase in pipeline transportation volumes of approximately 0.7 million barrels resulted in a $1.0 million decrease in Adjusted gross margin during the three months ended June 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the three months ended June 30, 2014, from 7.25 million barrels for the three months ended June 30, 2013, the average capacity used for crude oil operations and marketing activities increased to 0.9 million barrels from 0.25 million barrels. The net decrease in the average leased storage capacity from 7.0 million barrels to 6.7 million barrels, combined with a $0.02 decrease in the average lease rate per barrel, resulted in a $0.9 million decrease to Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing, resulted in a $0.3 million decrease in Adjusted gross margin during the three months ended June 30, 2014, compared to the same period in 2013.

Operating expense
Operating expenses increased in the three months ended June 30, 2014 to $17.0 million from $5.8 million for the three months ended June 30, 2013. Approximately $11.1 million of the increase is attributable to the crude oil trucking fleet acquisitions in 2013 and 2014.
General and administrative expense
General and administrative expense increased to $6.0 million in the three months ended June 30, 2014 from $3.3 million in the three months ended June 30, 2013. This increase is due to additional employee expense, outside services relating to the additional one-third drop down of SCPL and overhead allocation of $0.5 million, $1.1 million and $1.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2014 to $6.3 million from $3.7 million for the three months ended June 30, 2013. Approximately $1.3 million of the increase in depreciation expense is due to a revision of the estimated useful life relating to a 19-mile section of the Kansas and Oklahoma pipeline system. An additional $0.4 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $0.9 million due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from equity method investment
Earnings from our equity method investment in White Cliffs increased in the three months ended June 30, 2014 to $12.3 million from $3.5 million for the three months ended June 30, 2013. The increase is due to our December 2013 acquisition of ownership interest in SCPL and change to the consolidation method of accounting of SCPL (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense was stable in the three months ended June 30, 2014 at $2.6 million compared to $2.5 million for the three months ended June 30, 2013. The effect of increased average daily balances outstanding was offset, in part, by the effect of lower interest rates between the periods.

Six months ended June 30, 2014 vs. six months ended June 30, 2013

Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Revenue
Product	$533,377	$307,544
Service	47,978	25,110
Total revenues	581,355	332,654
Less: Cost of products sold, exclusive of depreciation and amortization	510,282	288,957
Less: Non-cash unrealized gain on derivatives, net	245	1,295
Adjusted gross margin	$70,828	$42,402
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2014 and 2013 (in thousands):

Six Months Ended June 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$16,236	$37,114	$521,879	$6,126	$581,355
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	510,282	—	510,282
Less: Unrealized gain on derivatives, net	—	—	245	—	245
Adjusted gross margin	$16,236	$37,114	$11,352	$6,126	$70,828

(1)
Transportation Adjusted gross margin is comprised of $2.7 million, $27.2 million and $7.2 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Six Months Ended June 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$16,997	$11,424	$297,870	$6,363	$332,654
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	288,957	—	288,957
Less: Unrealized gain on derivatives, net	—	—	1,295	—	1,295
Adjusted gross margin	$16,997	$11,424	$7,618	$6,363	$42,402

(1)	Transportation Adjusted gross margin is comprised of $1.8 million and $9.6 million, related to pipeline transportation (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See “—Non-GAAP Financial Measures” for Adjusted gross margin table.) Adjusted gross margin increased in the six months ended June 30, 2014, to $70.8 million from $42.4 million in the six months ended June 30, 2013, due to:

•
truck transportation volumes of 8.0 million barrels generated an additional $27.2 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 3.9 million barrels in the six months ended June 30, 2014, over the same period in 2013, offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.41 for the six months ended June 30, 2014, from approximately $1.82 for the six months ended June 30, 2013. This resulted in a $3.7 million increase in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013;

•
an increase in unloading volumes from our Platteville operations of approximately 0.1 million barrels, contributed an additional $0.3 million Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013;

•
the net impact of a higher concentration of short-haul activity at rates that are lower than long-haul and an increase in pipeline transportation volumes of approximately 1.7 million barrels resulted in a $1.5 million decrease in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the six months ended June 30, 2014, from 7.25 million barrels for the six months ended June 30, 2013, the average storage capacity used for crude oil operations and marketing activities increased to 0.7 million barrels from 0.25 million barrels. This shift from leased storage capacity to operational storage capacity, combined with a $0.02 decrease in the average lease rate per barrel, resulted in a $0.8 million decrease Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing, resulted in a $0.5 million decrease in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013.
Operating expense
Operating expenses increased in the six months ended June 30, 2014 to $31.9 million from $11.2 million for the six months ended June 30, 2013. Approximately $21.0 million of the increase is attributable to the crude oil trucking fleet acquisitions in 2013 and 2014.
General and administrative expense
General and administrative expense increased to $9.6 million in the six months ended June 30, 2014 from $6.8 million for the six months ended June 30, 2013. This increase is due to additional employee expense and overhead allocation of $1.1 million and $1.7 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased in the six months ended June 30, 2014 to $16.8 million from $7.2 million for the six months ended June 30, 2013. Approximately $7.2 million of the increase in depreciation expense is due to a revision of the estimated useful life relating to a 62-mile section of the Kansas and Oklahoma pipeline system. An additional $0.7 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $1.7 million due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from equity method investment
Earnings from our equity method investment in White Cliffs increased in the six months ended June 30, 2014 to $23.4 million from $6.9 million for the six months ended June 30, 2013. The increase is due to our December 2013 acquisition of ownership interest in SCPL and change to the consolidation method of accounting of SCPL (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased in the six months ended June 30, 2014 to $4.9 million from $4.2 million for the six months ended June 30, 2013. The increase is due to increase in the average daily balance, the amortization of debt issuance costs, fees and a reduction in the amount of interest capitalized.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities or common units and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand, borrowings under our credit facility and the issuance of debt securities and common units;

•	acquisitions through cash on hand, borrowings under our credit facility and the issuance of debt securities and common units; and

•	debt principal payments through cash from operating activities and refinancing when the revolving credit facility and senior unsecured notes become due.
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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$24,057	$23,309
Investing activities	(192,768)	(77,407)
Financing activities	156,605	57,640
Change in cash and cash equivalents	(12,106)	3,542
Cash and cash equivalents at beginning of period	15,459	108
Cash and cash equivalents at end of period	$3,353	$3,650
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income	$31,289	$21,128
Non-cash expenses, net	17,405	6,656
Changes in operating assets and liabilities, net	(24,637)	(4,475)
Net cash flows provided by operating activities	$24,057	$23,309
For the six months ended June 30, 2014, we experienced operating cash inflows of $24.1 million. Net income of $31.3 million included $17.4 million of non-cash expenses, comprised primarily of depreciation and amortization of $16.8 million. Operating assets and liabilities changed $24.6 million for the six months ended June 30, 2014. The primary changes to operating assets and liabilities included a decrease in payables to affiliates of $39.4 million, a decrease to accounts payable and accrued liabilities of $8.0 million, inventory related cash outflows of $3.5 million primarily due to linefill, an increase in accounts receivable of $2.0 million and an increase in other current assets of $1.1 million, offset by an increase in receivables from affiliates of $29.4 million. The impact of accounts receivable, accounts payable, accrued liabilities, and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing.
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

Investing Activities.
For the six months ended June 30, 2014, our cash outflows from investing activities of $192.8 million related primarily to acquisition payments of $134.0 million, contributions to equity method investment of $51.8 million and capital expenditures of $12.4 million, offset by distributions from equity method investment in excess of equity in earnings of $4.7 million. Acquisitions include $90.0 million related to the acquisition of the remaining 33% SCPL interest, excluding cash consideration in excess of historical cost, and $44.0 million related to the acquisition of crude oil trucking assets from Chesapeake. Year to date capital expenditures primarily relate to our Cushing expansion and transportation projects. Contributions to equity method investment primarily relate to capital calls to fund the White Cliffs Pipeline expansion.
For the six months ended June 30, 2013, our cash outflows of $77.4 million from investing activities related primarily to contributions to equity method investment of $66.2 million and capital expenditures of $11.4 million. Capital expenditures primarily related to our Cushing pipeline and tank expansion projects. The contributions to equity method investment were the acquisition of a 33% interest in SCPL and capital calls in connection with an expansion project to fund the White Cliffs Pipeline expansion. As the investment acquisition was between entities under common control, it was recorded based on SemGroup's historical cost.
Financing Activities.
Net cash inflows of $156.6 million from financing activities for the six months ended June 30, 2014 were driven primarily by $202.5 million net borrowings on our revolving credit facility ($296.0 million of borrowings less $93.5 million in principal payments on our revolving credit facility), $26.7 million of cash distributions to partners and $24.4 million cash consideration in excess of historical cost of the remaining 33% interest in SCPL. In addition, financing activities include $9.0 million of distributions to and $14.4 million of contributions from SemGroup as the noncontrolling interest holder in SCPL, prior to our acquisition of SemGroup's remaining ownership interest in SCPL. Borrowings were used for acquisitions, capital expenditures and normal operations.
Net cash inflows of $57.6 million from financing activities for the six months ended June 30, 2013 were driven primarily by $251.0 million in debt borrowings and $57.8 million in proceeds from the issuance of limited partner units. A majority of the debt borrowings and all of the proceeds from the issuance of limited partner units were used for the acquisition of a 33% interest in SCPL. Offsetting the proceeds from the debt borrowings and limited partner unit issuance was a $143.2 million reduction of partners' capital for the cash consideration in excess of the historical cost of the interest in SCPL, $89.0 million in debt principal repayments and $17.3 million in distributions to partners.
Senior Unsecured Notes
On June 27, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, agreed to sell $400 million of 5.625% senior unsecured notes due 2022 (the “Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by all of our existing subsidiaries other than Finance Corp.
The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014. We used the net proceeds from the offering to repay amounts borrowed under our revolving credit facility and for general partnership purposes.
The Notes are governed by an indenture between the Partnership, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
The Indenture includes customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amounts of the Notes then outstanding to declare all amounts owing under the Notes to be due and payable.
The Notes are effectively subordinated in right of payment to any of our, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The Partnership may issue additional Notes under the Indenture from time to time, subject to the terms of the Indenture.
Except as described below, the Notes are not redeemable at the Partnership's option prior to July 15, 2017. From and after July 15, 2017, the Partnership may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%
Prior to July 15, 2017, the Partnership may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Partnership, or the parent of the Partnership to the extent such net proceeds are contributed to the Partnership, subject to certain conditions.
Prior to July 15, 2017, the Partnership may also redeem all or part of the Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the July 15, 2017 redemption price from the table above plus all required interest payments due through July 15, 2017, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, the Partnership is required to offer to repurchase the Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The Notes are also subject to a Registration Rights Agreement which requires the Partnership to file a registration statement with the SEC and to use commercially reasonable efforts to consummate such exchange offer within one year of settlement date of the Notes so that holders of the Notes can exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Failure to meet the terms of the Registration Rights Agreement will require the Partnership to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).
Interest on the Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. At June 30, 2014, we had $8.7 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At June 30, 2014, we were in compliance with the terms of the Notes.
Revolving Credit Facility
Our revolving credit facility has a capacity of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement permits the increase of the facility by not more than $200 million, subject to certain conditions. The agreement allows the Partnership to incur unsecured or subordinated debt without limitation, subject to certain conditions. The credit agreement expires on September 20, 2018.
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
At June 30, 2014, we had outstanding cash borrowings of $447.5 million, which incurred interest at ABR plus an applicable margin. The interest rate in effect at June 30, 2014, on ABR borrowings was 4.00%. On July 2, 2014, proceeds from the Notes were used to pay down the revolving credit facility balance.
At June 30, 2014, we had $30.0 million in outstanding letters of credit and the rate per annum was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
At June 30, 2014, we had $54.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
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

Subsequent to the issuance of the Notes, we elected to comply with the alternative covenants above.

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
As of June 30, 2014, we were in compliance with our covenants under our credit agreement.

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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $424.7 million and $28.6 million at June 30, 2014 and December 31, 2013, respectively. Working capital at June 30, 2014 includes a $391.9 million receivable for proceeds from the issuance of the Notes. These proceeds were received on July 2, 2014 and used to pay down the balance of our revolving credit facility.
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

During the six months ended June 30, 2014, we invested $12.4 million (cash basis), on capital projects. Projected capital expenditures for 2014 include $111 million for expansion projects including contributions to fund growth projects of equity method investees (excluding amounts to be funded by noncontrolling interests) and acquisitions from third parties and $14 million in maintenance projects. The acquisition of the remaining interest in SCPL is excluded from total projected expenditures for 2014. During the six months ended June 30, 2014, we invested $51.0 million in the expansion of the White Cliffs Pipeline. We expect to invest an additional $2.3 million in 2014. During the six months ended June 30, 2014, we acquired crude oil trucking assets for $44.0 million.
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
Distributions
The table below shows cash distributions declared or paid during 2013 and 2014:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February. 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
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

Customer Concentration
Shell Trading (US) Company and BP Oil Supply Company each accounted for more than 10% of our total revenue for the three months ended June 30, 2014, at approximately 64% and 14%, respectively. Shell Trading (US) Company and BP Oil Supply Company each accounted for more than 10% of our total revenue for the six months ended June 30, 2014, at approximately 59% and 13%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At June 30, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $84.6 million and $95.8 million, respectively.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and six months ended June 30, 2014 and 2013, and for the year ended December 31, 2013.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended June 30, 2014
High	$107.26
Low	$99.42
High/Low Differential	$7.84

Three Months Ended June 30, 2013
High	$98.44
Low	$86.68
High/Low Differential	$11.76

Six Months Ended June 30, 2014
High	$107.26
Low	$91.66
High/Low Differential	$15.60

Six Months Ended June 30, 2013
High	$98.44
Low	$86.68
High/Low Differential	$11.76

Year Ended December 31, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85
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
Based on our open derivative contracts at June 30, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of June 30, 2014, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	355	$185	$(3,741)	$3,741	July 2014
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
We recorded interest expense related to our revolving credit facility of $2.6 million during the three months ended June 30, 2014. An increase in interest rates of 1% for the three months ended June 30, 2014 would have increased our interest expense by $0.8 million. We recorded interest expense related to our revolving credit facility of $4.9 million during the six months ended June 30, 2014. An increase in interest rates of 1% for the six months ended June 30, 2014 would have increased our interest expense by $1.4 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of June 30, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
For information on unregistered sales of equity securities and use of proceeds, see our current report on Form 8-K filed with the SEC on June 23, 2014.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC. (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on June 23, 2014, and incorporated by reference herein).

4.1
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit 1 thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014, and incorporated by reference herein).

4.2
Registration Rights Agreement, dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors signatory thereto and Deutsche Bank Securities Inc., as representative of the several initial purchasers (filed as Exhibit 4.3 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014, and incorporated by reference herein).

10.1
Purchase Agreement, dated June 27, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein (filed as Exhibit 1.1 to Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014, and incorporated by reference herein).

10.2	Board of Directors Compensation Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC. (filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on June 23, 2014, and incorporated by reference herein).

4.1
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit 1 thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014, and incorporated by reference herein).

4.2
Registration Rights Agreement, dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors signatory thereto and Deutsche Bank Securities Inc., as representative of the several initial purchasers (filed as Exhibit 4.3 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014, and incorporated by reference herein).

10.1
Purchase Agreement, dated June 27, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein (filed as Exhibit 1.1 to Registrant’s current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014, and incorporated by reference herein).

10.2	Board of Directors Compensation Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.