Form 10-Q
period 2014-09-30
Rose Rock Midstream, L.P.
filed 2014-11-07
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

At October 31, 2014, there were 20,574,448 common units, 8,389,709 subordinated units and 3,750,000 Class A units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-Q include "forward-looking statements". All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

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

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The overall forward market for crude oil;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Weather and other natural phenomena;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	Hazards or operating risks incidental to the gathering, transporting or storing of crude oil;

•	Changes in laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases; and

•	General economic, market and business conditions.
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

________________________________________________________________________________________
As used in this Form 10-Q, and unless the context indicates otherwise, the term(s) (i) the "Partnership," "Rose Rock," "we," "our," "us" or like terms, refer to Rose Rock Midstream, L.P., its subsidiaries and its predecessor; (ii) "SemGroup" refers to SemGroup Corporation (NYSE: SEMG), and its subsidiaries and affiliates, other than our general partner and us; (iii) "Rose Rock GP" or our "general partner" refer to Rose Rock Midstream GP, LLC; and (iv) "unitholders" refer to our common and subordinated unitholders, and not our general partner.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,582	$15,459
Accounts receivable	291,177	217,213
Receivable from affiliates	35,764	56,220
Inventories	48,987	30,779
Other current assets	5,144	1,916
Total current assets	389,654	321,587
Property, plant and equipment (net of accumulated depreciation of $69,682 and $56,533 at September 30, 2014 and December 31, 2013, respectively)	332,902	311,616
Equity method investment	273,201	224,095
Goodwill	36,116	28,322
Other intangible assets (net of accumulated amortization of $3,921 and $1,155 at September 30, 2014 and December 31, 2013, respectively)	19,969	5,775
Other noncurrent assets, net	13,469	5,852
Total assets	$1,065,311	$897,247
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$282,022	$211,298
Payable to affiliates	37,545	69,274
Accrued liabilities	16,117	8,645
Other current liabilities	3,239	3,814
Total current liabilities	338,923	293,031
Long-term debt	473,058	245,088
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (13,759,739 units issued and outstanding at September 30, 2014 and December 31, 2013)	73,011	159,961
Common units – SemGroup (6,814,709 and 4,389,709 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	156,993	79,218
Subordinated units – SemGroup (8,389,709 units issued and outstanding at September 30, 2014 and December 31, 2013)	(58,762)	(5,375)
Class A units - SemGroup (3,750,000 and 2,500,000 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	75,058	40,772
General partner	7,030	5,995
Total Rose Rock Midstream, L.P. partners' capital	253,330	280,571
Noncontrolling interests in consolidated subsidiary	—	78,557
Total equity	253,330	359,128
Total liabilities and equity	$1,065,311	$897,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, including revenues from affiliates (Note 9):
Product	$346,496	$166,050	$879,873	$473,594
Service	28,449	15,781	76,427	40,891
Total revenues	374,945	181,831	956,300	514,485
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	333,646	157,550	843,928	446,507
Operating	21,632	9,248	53,517	20,473
General and administrative	4,271	3,146	13,895	9,961
Depreciation and amortization	7,418	4,130	24,219	11,327
Total expenses	366,967	174,074	935,559	488,268
Earnings from equity method investment	16,289	3,527	39,660	10,431
Operating income	24,267	11,284	60,401	36,648
Other expenses, net:
Interest expense	7,774	1,873	12,641	6,121
Other income	—	—	(22)	(12)
Total other expenses, net	7,774	1,873	12,619	6,109
Net income	16,493	9,411	47,782	30,539
Less: net income attributable to noncontrolling interests	—	—	7,758	—
Net income attributable to Rose Rock Midstream, L.P.	$16,493	$9,411	$40,024	$30,539
Net income allocated to general partner	$2,166	$315	$4,013	$850
Net income allocated to common unitholders	$10,370	$6,116	$25,989	$18,329
Net income allocated to subordinated unitholders	$4,226	$3,083	$11,086	$11,323
Net income (loss) allocated to Class A unitholders	$(269)	$(103)	$(1,064)	$37
Net income (loss) per limited partner unit (Note 8):
Common unit (basic)	$0.50	$0.45	$1.37	$1.46
Common unit (diluted)	$0.50	$0.45	$1.36	$1.45
Subordinated unit (basic and diluted)	$0.50	$0.37	$1.32	$1.35
Class A unit (basic and diluted)	$(0.07)	$(0.08)	$(0.36)	$0.03
Basic weighted average number of limited partner units outstanding:
Common units	20,574	13,442	19,029	12,587
Subordinated units	8,390	8,390	8,390	8,390
Class A units	3,750	1,250	2,953	1,200
Diluted weighted average number of limited partner units outstanding:
Common units	20,646	13,479	19,088	12,621
Subordinated units	8,390	8,390	8,390	8,390
Class A units	3,750	1,250	2,953	1,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$47,782	$30,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,219	11,327
Loss on disposal of long-lived assets, net	230	—
Amortization of debt issuance costs	1,003	631
Non-cash equity compensation	705	578
Net unrealized gain related to derivative instruments	(656)	(1,759)
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(73,964)	(35,039)
Decrease (increase) in receivable from affiliates	20,456	(121)
Decrease (increase) in inventories	(18,208)	(9,659)
Decrease (increase) in other current assets	(2,632)	1,888
Decrease (increase) in other noncurrent assets	(42)	7
Increase (decrease) in accounts payable and accrued liabilities	77,194	20,074
Increase (decrease) in payable to affiliates	(31,729)	3,649
Net cash provided by operating activities	44,358	22,115
Cash flows from investing activities:
Capital expenditures	(24,058)	(14,346)
Proceeds from sale of long-lived assets	718	—
Contributions to equity method investment	(54,527)	(78,156)
Acquisitions	(133,993)	(49,969)
Distributions from equity investment in excess of equity in earnings	5,421	707
Net cash used in investing activities	(206,439)	(141,764)
Cash flows from financing activities:
Debt issuance costs	(8,577)	(2,827)
Borrowings on revolving credit facility and issuance of senior unsecured notes	783,415	349,000
Principal payments on revolving credit facility	(555,415)	(268,500)
Principal payments on capital lease obligations	(28)	(18)
Proceeds from common L.P. unit issuance, net of offering costs	—	210,226
Contribution from general partner	—	3,242
Cash consideration in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(24,413)	(143,216)
Cash distributions to partners	(43,462)	(26,452)
Cash distributions to noncontrolling interests	(10,683)	—
Contributions from noncontrolling interests	14,367	—
Net cash provided by financing activities	155,204	121,455
Net increase (decrease) in cash and cash equivalents	(6,877)	1,806
Cash and cash equivalents at beginning of period	15,459	108
Cash and cash equivalents at end of period	$8,582	$1,914
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
Rose Rock Midstream, L.P. is a Delaware limited partnership. The general partner of Rose Rock Midstream, L.P. is Rose Rock Midstream GP, LLC, which is a wholly-owned subsidiary of SemGroup Corporation. SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry.
The terms "we," "our," "us," "Rose Rock," the "Partnership" and similar language used in these notes to the unaudited condensed consolidated financial statements refer to Rose Rock Midstream, L.P, and its subsidiaries. The term "SemGroup" refers to SemGroup Corporation and its controlled subsidiaries, including Rose Rock Midstream GP, LLC.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Prior to consolidation, for the three months and nine months ended September 30, 2013, we recorded equity in earnings of SCPL of $3.5 million and $10.4 million, respectively. For the three months and nine months ended September 30, 2013, we received cash distributions of $4.1 million and $11.1 million, respectively. Distributions are paid on a one-month lag. Accordingly, the cash distributions received for the three months and nine months ended September 30, 2013 relate to earnings from June to August 2013 and January to August 2013, respectively.
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
For the three months and nine months ended September 30, 2014, we recorded equity in earnings of White Cliffs of $16.3 million and $39.7 million, respectively. For the three months and nine months ended September 30, 2014, we received $17.0 million and $45.1 million of cash distributions, respectively, of which, prior to our June 23, 2014 acquisition of the remaining 33% interest in SCPL, approximately 33% was distributed to SemGroup related to their noncontrolling interest, including the distribution of June earnings paid in July 2014. Refer to Note 3 for further discussion of this acquisition.
Certain summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$42,211	$31,453	$110,018	$92,238
Operating, general and administrative expenses	$4,055	$5,141	$16,362	$14,433
Depreciation and amortization expense	$5,807	$4,720	$14,737	$14,150
Net income	$32,349	$21,579	$78,919	$63,642
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2014 and 2013 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.5 million of such general and administrative expense for the three months ended September 30, 2014 and 2013, respectively. White Cliffs recorded $1.2 million and $1.2 million of such general and administrative expense for the nine months ended September 30, 2014 and 2013, respectively.
In August 2014, White Cliffs completed an expansion project adding a 12-inch line from Platteville, Colorado to Cushing, Oklahoma. For the three months and nine months ended September 30, 2014, we contributed $2.3 million and $53.3 million to White Cliffs, respectively for this project. Year to date contributions to White Cliffs were partially funded by $14.4 million of contributions from the noncontrolling interest. This expansion increased White Cliffs’ capacity to about 150,000 barrels per day and became fully operational in the third quarter of 2014.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS

During the nine months ended September 30, 2014, we completed the following acquisitions:

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
The results of operations of these assets from June 24, 2014 to September 30, 2014 have been included in our condensed consolidated statements of income and in our condensed consolidated balance sheet as of September 30, 2014. During the three months and nine months ended September 30, 2014, our condensed consolidated statements of income did not include material amounts of revenue or operating income related to these assets. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
We obtained a preliminary independent appraisal of the fair value of the assets acquired from Chesapeake. The estimates of fair value reflected as of September 30, 2014, are subject to change and such changes could be material. We currently expect to complete the valuation process prior to filing our Form 10-K for the year ending December 31, 2014.
We have recorded the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$19,092
Customer contract intangible	17,010
Goodwill	7,892
Total assets acquired	$43,994
The above valuation based on the preliminary independent appraisal resulted in adjustments to previously reported estimates. Our preliminary estimate of the value of the acquired property, plant and equipment was reduced by $2.6 million and our estimate of the value of the intangible asset was increased by $12.6 million which resulted in a decrease in the value of the associated goodwill of $10.0 million.
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

The acquisition above accounted for the majority of the change in our goodwill during the nine months ended September 30, 2014, as follows (in thousands):

Balance at December 31, 2013	$28,322
Acquisition	7,892
Barcas Field Services, L.L.C. purchase price adjustment	(98)
Balance at September 30, 2014	$36,116

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

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

•
On September 1, 2013, we completed the acquisition of the assets of Barcas Field Services, L.L.C. for $49.0 million. During the nine months ended September 30, 2014, we recorded a non-cash adjustment to the purchase price allocation which decreased goodwill and other intangible assets by $0.1 million, with an offsetting increase to property, plant and equipment.

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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at September 30, 2014 and December 31, 2013 (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

	September 30, 2014			December 31, 2013
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$621	$(24)	$597	$36	$(36)	$—
Liabilities	$24	$(24)	$—	$96	$(36)	$60
* Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
"Level 1" measurements are based on inputs consisting of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange.
"Level 2" measurements are based on inputs consisting of market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include OTC traded physical fixed priced purchases and sales forward contracts.
"Level 3" measurements are based on inputs from a pricing service and/or internal valuation models incorporating observable and unobservable market data.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2014, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2014 and 2013, as such no rollforward of activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	1,525	695	3,475	2,025
Purchases	1,313	805	3,128	2,095
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

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$597	$—	$—	$60
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $3.0 million and $0.8 million as of September 30, 2014 and December 31, 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of September 30, 2014 and December 31, 2013, we would have had net asset positions of $3.6 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commodity contracts	$4,047	$(1,652)	$1,298	$(2,430)

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Concentrations of risk
During the three months ended September 30, 2014, one third-party customer accounted for approximately 60% of our consolidated revenue. We purchased approximately $121 million of product from one third-party supplier, which represented approximately 36% of our costs of products sold.
During the nine months ended September 30, 2014, two third-party customers accounted for approximately 70% of our consolidated revenue. We purchased approximately $430 million of product from two third-party suppliers, which represented approximately 51% of our costs of products sold.
At September 30, 2014, one third-party customer and one related party accounted for 47% of our total accounts receivable.

5.	LONG-TERM DEBT
Senior unsecured notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the "Notes") to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by all of our existing subsidiaries other than Finance Corp. Such guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the subsidiary guarantors.
The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were used to repay amounts borrowed under our revolving credit facility and for general partnership purposes.
The Notes are governed by an indenture between the Partnership, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the "Indenture"). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
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

Partnership, or any direct or indirect parent of the Partnership to the extent such net proceeds are contributed to the Partnership, subject to certain conditions.
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
In accordance with a Registration Rights Agreement, in September 2014 the Partnership filed a registration statement with the SEC, which was declared effective by the SEC on September 23, 2014, enabling holders of the Notes to exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. The exchange offer expired on October 22, 2014. All of the Notes were exchanged. The guarantees of the Exchange Notes are full and unconditional and constitute the joint and several obligations of the Partnership and its subsidiary guarantors.
Each of the subsidiary guarantors is 100% owned by the Partnership. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of the Partnership, or any of its subsidiaries, to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Partnership's subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Interest on the Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. For the three months and nine months ended September 30, 2014, we incurred $5.8 million of interest expense related to the Rose Rock Notes including amortization of debt issuance costs. At September 30, 2014, we had $8.3 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At September 30, 2014, we were in compliance with the terms of the Notes.

Revolving credit facility
At September 30, 2014, we had outstanding borrowings of $73.0 million on our $585 million revolving credit facility maturing on September 20, 2018, of which $18.0 million incurred interest at the alternate base rate ("ABR") plus an applicable margin and $55.0 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at September 30, 2014 on ABR borrowings was 4.75% and on Eurodollar borrowings was 2.74%.
We had $86.2 million in outstanding letters of credit at September 30, 2014, and the rate per annum was 2.50%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At September 30, 2014, we had $73.6 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.
At September 30, 2014, we were in compliance with the terms of the credit agreement.
We recorded $2.0 million and $1.9 million of interest expense related to this facility during the three months ended September 30, 2014 and 2013, respectively, including amortization of debt issuance costs. We recorded $6.9 million and $6.1 million of interest expense related to this facility during the nine months ended September 30, 2014 and 2013, respectively, including amortization of debt issuance costs.
At September 30, 2014, $4.1 million in capitalized loan fees, net of accumulated amortization, related to the revolving credit facility was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At September 30, 2014, we had $58 thousand ($98 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	LONG-TERM DEBT, Continued

Fair value
We estimate the fair value of our senior unsecured notes to be $397 million at September 30, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at September 30, 2014, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at September 30, 2014.

6.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the "Petition Date"), SemGroup, L.P., SemCrude, L.P. ("SemCrude"), the predecessor of Rose Rock, and Eaglwing, L.P. ("Eaglwing") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the "Plan of Reorganization"). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence and the financing arrangements upon emergence. SemGroup, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the "Emergence Date").
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
The Kansas Department of Health and Environment ("KDHE") initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that the KDHE believed, based on their historical use, may have soil or groundwater contamination in excess of state standards. The KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with the KDHE to conduct environmental assessments on the sites and to pay the KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Three of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appeared to have ground water contamination requiring further delineation and/or on-going monitoring. Work plans have been submitted to, and approved by, the KDHE. One site was closed and we anticipate closure in 2015 for three of the remaining four

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

sites. SemGroup does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
Blueknight claim
Blueknight Energy Partners, L.P. ("Blueknight"), which was formerly a subsidiary of SemGroup, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included assisting Blueknight with movement of crude oil belonging to Blueknight’s customers and with the operation of Blueknight’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreements beginning in May 2010, certain of these services were phased out and Blueknight began to perform all services necessary for the movement of its crude oil and the operation of its Cushing terminal without SemCrude's assistance.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2014, such commitments included the following (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

	Volume (Barrels)	Value
Fixed price purchases	270	$23,754
Fixed price sales	266	$25,699
Floating price purchases	23,225	$2,024,134
Floating price sales	25,034	$2,210,989
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2013 to September 30, 2014 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$159,961	$79,218	$(5,375)	$40,772	$5,995	$78,557	$359,128
Net income	18,184	7,805	11,086	(1,064)	4,013	7,758	47,782
Cash distributions to noncontrolling interest in SCPL	—	—	—	—	—	(10,683)	(10,683)
Contributions from noncontrolling interest in SCPL	—	—	—	—	—	14,367	14,367
Purchase of remaining one-third interest in SCPL	—	—	—	—	—	(89,999)	(89,999)
Equity issuance	—	120,013	—	58,563	3,644	—	182,220
Purchase price in excess of historical cost of interest in SCPL	(85,173)	(42,183)	(51,931)	(23,213)	(4,133)	—	(206,633)
Unvested distribution equivalent rights	(95)	—	—	—	—	—	(95)
Cash distributions to partners	(20,571)	(7,860)	(12,542)	—	(2,489)	—	(43,462)
Non-cash equity compensation	705	—	—	—	—	—	705
Balance at September 30, 2014	$73,011	$156,993	$(58,762)	$75,058	$7,030	$—	$253,330

The following table shows the cash distributions paid or declared per common unit during 2014 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the "Incentive Plan"). We granted 42,036 restricted unit awards during the nine months ended September 30, 2014, with a weighted average grant date fair value of $40.43. At September 30, 2014, there were 107,868 unvested restricted unit awards that have been granted pursuant to the Incentive Plan. There were no vestings of restricted unit awards during the nine months ended September 30, 2014.
The holders of restricted units granted in 2012 are entitled to equivalent distributions ("UUDs") to be received upon vesting of the restricted unit awards. At September 30, 2014, the value of these UUDs related to unvested restricted units was approximately $121 thousand. This is equivalent to 2,053 common units, based on the quarter end close of business market price of our common units of $59.15 per unit. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At September 30, 2014, the value of these UUDs related to cash settled unvested restricted units was approximately $147 thousand.
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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Rose Rock Midstream, L.P.	$16,493	$9,411	$40,024	$30,539
Less: General partner's incentive distribution earned	1,835	127	3,212	239
Less: General partner's 2.0% ownership	331	188	801	611
Net income allocated to limited partners	$14,327	$9,096	$36,011	$29,689
Numerator for basic and diluted earnings per limited partner unit (*):
Allocation of net income among limited partner interests:
Net income allocable to common units	$10,370	$6,116	$25,989	$18,329
Net income allocable to subordinated units	4,226	3,083	11,086	11,323
Net income (loss) allocable to Class A units	(269)	(103)	(1,064)	37
Net income allocated to limited partners	$14,327	$9,096	$36,011	$29,689
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	20,574	13,442	19,029	12,587
Effect of non-vested restricted units	72	37	59	34
Diluted weighted average number of common units outstanding	20,646	13,479	19,088	12,621
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	3,750	1,250	2,953	1,200
Net income (loss) per limited partner unit:
Common unit (basic)	$0.50	$0.45	$1.37	$1.46
Common unit (diluted)	$0.50	$0.45	$1.36	$1.45
Subordinated unit (basic and diluted)	$0.50	$0.37	$1.32	$1.35
Class A unit (basic and diluted)	$(0.07)	$(0.08)	$(0.36)	$0.03
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
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. Allocations are based on the actual costs of employees operating Rose Rock, including employees added through growth and acquisitions. SemGroup charged us $10.0 million and $2.3 million during the three months ended September 30, 2014 and 2013, respectively, for direct employee costs. SemGroup charged us $24.0 million and $8.3 million during the nine months ended September 30, 2014 and 2013, respectively, for such direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $2.5 million and $1.6 million during the three months ended September 30, 2014 and 2013, respectively, for such allocated costs. SemGroup charged us $7.1 million and $4.6 million during the nine months ended September 30, 2014 and 2013, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
SemGroup holds limited partner common units and general partner ownership interests in NGL Energy Partners LP ("NGL Energy"). We generated revenues from NGL Energy of $96.5 million and $162.0 million for the three months ended September 30, 2014 and 2013, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $83.5 million and $172.5 million for the three months ended September 30, 2014 and 2013, respectively. We received reimbursements from NGL Energy for support services in the amount of $42.0 thousand and $56.0 thousand for the three months ended September 30, 2014 and 2013, respectively.
We generated revenues from NGL Energy of $330.1 million and $491.3 million for the nine months ended September 30, 2014 and 2013, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $351.3 million and $457.9 million for the nine months ended September 30, 2014 and 2013, respectively. We received reimbursements from NGL Energy for support services in the amount of $126.0 thousand and $140.0 thousand for the nine months ended September 30, 2014 and 2013, respectively.
Transactions with NGL Energy and its subsidiaries primarily relate to marketing, leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of income because the purchases of inventory and subsequent sales of the inventory were with the same counterparty. For comparability, prior year amounts above have been recast to include transactions with Gavilon, LLC, which was not affiliated with NGL Energy until December 2013.

SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. ("SemGas"), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $9.7 million and $6.6 million for the three months ended September 30, 2014 and 2013, respectively. Purchases from SemGas were $29.4 million and $15.7 million for the nine months ended September 30, 2014 and 2013, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $0.7 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively. We generated storage revenues from White Cliffs of $2.2 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. We incurred $1.0 million and $2.7 million of cost for the three months and nine months ended September 30, 2014, respectively, related to transportation fees for shipments on White Cliffs.
Glass Mountain Pipeline, LLC
SemGroup holds a 50% interest in Glass Mountain Pipeline, LLC ("GMP" or "Glass Mountain"). We incurred $0.3 million and $0.4 million of cost for the three months and nine months ended September 30, 2014 related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.1 million and $0.3 million in fees from Glass Mountain for the three months and nine months ended September 30, 2014, respectively, related to support services associated with Glass Mountain's pipeline operations.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $22.7 thousand and $0.1 million in legal fees and related expenses to this law firm during

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

the three months ended September 30, 2014 and 2013, respectively. We paid $0.1 million and $0.4 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2014 and 2013, respectively. Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $9.1 thousand and $68.0 thousand during the three months ended September 30, 2014 and 2013, respectively. White Cliffs paid legal fees and related expenses to this law firm of $90.1 thousand and $79.6 thousand during the ended nine months ended September 30, 2014 and 2013, respectively

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
Other supplemental disclosures
We paid cash interest of $5.7 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively.
No significant amounts were accrued for purchases of property, plant and equipment for the nine months ended September 30, 2014 or 2013.

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

Fee-Based Services
We charge a capacity or volume-based fee for the storage and transportation of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended September 30, 2014 and 2013, approximately 76% and 66%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For the nine months ended September 30, 2014 and 2013, approximately 75% and 62%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. (See "—How We Evaluate Our Operations—Adjusted Gross Margin" for definition of Adjusted gross margin.)
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as "fixed-margin" or "buy/sell" transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended September 30, 2014 and 2013, approximately 11% and 14%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the nine months ended September 30, 2014 and 2013, approximately 10% and 19%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin by using our pipeline, trucking and storage assets to capture location and quality differentials, including blending different crude oil grades to meet the refiners' preferred crude oil specifications. For the three months ended September 30, 2014 and 2013, approximately 13% and 20%, respectively, of our Adjusted gross margin was generated through marketing activities. For the nine months ended September 30, 2014 and 2013, approximately 15% and 19%, respectively, of our Adjusted gross margin was generated through marketing activities.
We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create "back-to-back" transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered or (ii) derivative contracts. All of our marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits to manage risk and mitigate financial exposure.

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

Our Property, Plant and Equipment
We own and operate all of our assets, which at September 30, 2014 include:

•
7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities;

•
a 570-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, Oklahoma;

•	a crude oil gathering pipeline system of approximately 17 miles that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 255 transport trucks and 270 trailers; and

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado, with an additional four bays and 105,000 barrels of storage currently under construction, which connects to the origination point of the White Cliffs Pipeline.

Our Investment in White Cliffs Pipeline, L.L.C.
We wholly own SemCrude Pipeline, L.L.C. ("SCPL"), which owns a 51% interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"). White Cliffs owns a pipeline system consisting of two 527-mile parallel lines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"), which we operate. White Cliffs commissioned the second line in August 2014 which increased the capacity of the pipeline from approximately 76,000 barrels per day to approximately 150,000 barrels per day.

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
Adjusted Gross Margin
We view Adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of crude oil, and our fixed-margin and marketing operations, which do. In addition, Adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and cost of products sold. See "—Non-GAAP Financial Measures."

Operating Expenses
Our management seeks to maximize the profitability of our operations, in part, by managing operating expenses. These expenses are comprised of salary and wage expense, fuel, utility costs, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.
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

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and nine months ended September 30, 2014 and 2013 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
The following table presents the non-GAAP financial measures of Adjusted gross margin and Adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance and, in the case of Adjusted EBITDA, our liquidity. Adjusted gross margin and Adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of Adjusted gross margin and Adjusted EBITDA and a reconciliation of Adjusted gross margin to operating income and of Adjusted EBITDA to net income and net cash provided by operating activities, their most directly comparable financial measures calculated and presented in accordance with GAAP, please see "—Non-GAAP Financial Measures" below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit and operating data)	2014	2013	2014	2013
Statements of income data:
Revenues, including revenues from affiliates:
Product	$346,496	$166,050	$879,873	$473,594
Service	28,449	15,781	76,427	40,891
Total revenues	374,945	181,831	956,300	514,485
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	333,646	157,550	843,928	446,507
Operating	21,632	9,248	53,517	20,473
General and administrative	4,271	3,146	13,895	9,961
Depreciation and amortization	7,418	4,130	24,219	11,327
Total expenses	366,967	174,074	935,559	488,268
Earnings from equity method investment	16,289	3,527	39,660	10,431
Operating income	24,267	11,284	60,401	36,648
Interest expense	7,774	1,873	12,641	6,121
Other income	—	—	(22)	(12)
Net income	16,493	9,411	47,782	30,539
Less: net income attributable to noncontrolling interests	—	—	7,758	—
Net income attributable to Rose Rock Midstream, L.P.	$16,493	$9,411	$40,024	$30,539
Net income (loss) per limited partner unit:
Common unit (basic)	$0.50	$0.45	$1.37	$1.46
Common unit (diluted)	$0.50	$0.45	$1.36	$1.45
Subordinated unit (basic and diluted)	$0.50	$0.37	$1.32	$1.35
Class A unit (basic and diluted)	$(0.07)	$(0.08)	$(0.36)	$0.03
Distributions paid per common and subordinated unit	$0.5350	$0.4400	$1.4950	$1.2725

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$20,301	$(1,194)	$44,358	$22,115
Investing activities	$(13,671)	$(64,357)	$(206,439)	$(141,764)
Financing activities	$(1,401)	$63,815	$155,204	$121,455

Other financial data:
Adjusted gross margin	$40,888	$23,817	$111,716	$66,219
Adjusted EBITDA	$30,962	$15,724	$79,334	$47,513
Capital expenditures	$11,666	$2,976	$24,058	$14,346
Acquisitions	$—	$49,969	$133,993	$49,969
Contributions to equity method investment	$2,753	$11,963	$(54,527)	$(78,156)

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.600	7.250	7.600	7.250
Percent of Cushing storage capacity contracted (as of period end)	86%	97%	86%	97%
Transportation volumes (average Bbls/day)	140,200	64,300	120,500	59,200
Marketing volumes (average Bbls/day)	51,500	25,600	46,800	23,900
Unloading/Platteville volumes (average Bbls/day)	62,300	58,200	61,200	59,600

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; in thousands)	2014	2013	2014	2013
Reconciliation of operating income to Adjusted gross margin:

Operating income	$24,267	$11,284	$60,401	$36,648
Add:
Operating expense	21,632	9,248	53,517	20,473
General and administrative expense	4,271	3,146	13,895	9,961
Depreciation and amortization expense	7,418	4,130	24,219	11,327
Less:
Earnings from equity method investment	16,289	3,527	39,660	10,431
Non-cash unrealized gain on derivatives, net	411	464	656	1,759
Adjusted gross margin	$40,888	$23,817	$111,716	$66,219

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; in thousands)	2014	2013	2014	2013
Reconciliation of net income to Adjusted EBITDA:
Net income	$16,493	$9,411	$47,782	$30,539
Add:
Interest expense	7,774	1,873	12,641	6,121
Depreciation and amortization expense	7,418	4,130	24,219	11,327
Cash distributions from equity method investment	17,029	4,078	45,081	11,138
Non-cash equity compensation	315	223	705	578
Loss on disposal of long-lived assets, net	291	—	230	—
Less:
Earnings from equity method investment	16,289	3,527	39,660	10,431
White Cliffs cash distributions attributable to noncontrolling interests	1,658	—	11,008	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	4,047	(1,653)	1,298	(2,430)
Total realized loss (gain) (cash flow) on derivatives, net	(3,636)	2,117	(642)	4,189
Non-cash unrealized gain on derivatives, net	411	464	656	1,759
Adjusted EBITDA	$30,962	$15,724	$79,334	$47,513

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; in thousands)	2014	2013	2014	2013
Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$20,301	$(1,194)	$44,358	$22,115
Less:
Changes in operating assets and liabilities, net	(4,288)	(14,726)	(28,925)	(19,201)
White Cliffs cash distributions attributable to noncontrolling interests	1,658	—	11,008	—
Add:
Interest expense, excluding amortization of debt issuance costs	7,291	1,641	11,638	5,490
Distributions from equity investment in excess of equity in earnings	740	551	5,421	707
Adjusted EBITDA	$30,962	$15,724	$79,334	$47,513

Three months ended September 30, 2014 vs. three months ended September 30, 2013
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue
Product	$346,496	$166,050
Service	28,449	15,781
Total revenues	374,945	181,831
Less: Cost of products sold, exclusive of depreciation and amortization	333,646	157,550
Less: Non-cash unrealized gain on derivatives, net	411	464
Adjusted gross margin	$40,888	$23,817
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,636	$24,825	$339,302	$3,182	$374,945
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	333,646	—	333,646
Less: Unrealized gain on derivatives, net	—	—	411	—	411
Adjusted gross margin	$7,636	$24,825	$5,245	$3,182	$40,888

(1)
Transportation Adjusted gross margin is comprised of $1.50 million, $18.95 million and $4.38 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended September 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$8,628	$7,297	$162,790	$3,116	$181,831
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	157,550	—	157,550
Less: Unrealized gain on derivatives, net	—	—	464	—	464
Adjusted gross margin	$8,628	$7,297	$4,776	$3,116	$23,817

(1)
Transportation Adjusted gross margin is comprised of $0.83 million, $3.21 million and $3.26 million related to pipeline transportation (fixed-fee), trucking fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin increased in the three months ended September 30, 2014, to $40.9 million from $23.8 million in the three months ended September 30, 2013, due to:

•
additional truck transportation volumes of 6.0 million barrels generated an additional $15.7 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
the net impact of a higher concentration of long-haul activity at rates that are higher than short-haul and an increase in pipeline transportation volumes of approximately 1.0 million barrels resulted in a $1.8 million increase in Adjusted gross margin during the three months ended September 30, 2014, compared to the same period in 2013;

•
an increase in marketing volume of approximately 2.4 million barrels in the three months ended September 30, 2014, over the same period in 2013, combined with a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.11 for the three months ended September 30, 2014, from approximately $2.03 for the three months ended September 30, 2013. This resulted in a $0.5 million increase in

Adjusted gross margin during the three months ended September 30, 2014, compared to the same period in 2013;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.2 million Adjusted gross margin, during the three months ended September 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the three months ended September 30, 2014, from 7.25 million barrels for the three months ended September 30, 2013, the average capacity used for crude oil operations and marketing activities increased to 1.1 million barrels from 0.25 million barrels. The net decrease in the average leased storage capacity from 7.0 million barrels to 6.5 million barrels, combined with a $0.01 decrease in the average lease rate per barrel, resulted in a $1.0 million decrease to Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing resulted in a $0.1 million decrease in Adjusted gross margin during the three months ended September 30, 2014, compared to the same period in 2013.

Operating expense
Operating expenses increased in the three months ended September 30, 2014 to $21.6 million from $9.2 million for the three months ended September 30, 2013. Approximately $13.2 million of the increase ($16.0 million compared to $2.8 million) is attributable to the crude oil trucking fleet acquisitions in 2013 and 2014, and an increase in employee expense of $0.2 million, offset by reductions in field expenses, outside services and other expenses of $0.5 million, $0.4 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense increased to $4.3 million in the three months ended September 30, 2014 from $3.1 million in the three months ended September 30, 2013. This increase is due to additional overhead allocation and employee expense of $0.9 million and $0.4 million, respectively, partially offset by a $0.1 million reduction in other expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended September 30, 2014 to $7.4 million from $4.1 million for the three months ended September 30, 2013. Approximately $1.1 million of the increase in depreciation expense is due to a revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. An additional $1.4 million in depreciation expense is due to project completions and the acquisition of trucking operations in September 2013 and June 2014. Amortization expense increased $0.8 million due to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings from equity method investment
Earnings from our equity method investment in White Cliffs increased in the three months ended September 30, 2014 to $16.3 million from $3.5 million for the three months ended September 30, 2013. The increase is due to our December 2013 and June 2014 acquisitions of ownership interest in SCPL (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased in the three months ended September 30, 2014 to $7.8 million from $1.9 million in the three months ended September 30, 2013. The increase is primarily the result of the issuance of our $400 million of 5.625% senior unsecured notes on July 2, 2014 and increased fees related to letters of credit associated with increased marketing activities.

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013

Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Revenue
Product	$879,873	$473,594
Service	76,427	40,891
Total revenues	956,300	514,485
Less: Cost of products sold, exclusive of depreciation and amortization	843,928	446,507
Less: Non-cash unrealized gain on derivatives, net	656	1,759
Adjusted gross margin	$111,716	$66,219
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

Nine Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$23,872	$61,939	$861,181	$9,308	$956,300
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	843,928	—	843,928
Less: Unrealized gain on derivatives, net	—	—	656	—	656
Adjusted gross margin	$23,872	$61,939	$16,597	$9,308	$111,716

(1)
Transportation Adjusted gross margin is comprised of $4.24 million, $46.15 million and $11.55 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Nine Months Ended September 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$25,624	$18,721	$460,661	$9,479	$514,485
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	446,507	—	446,507
Less: Unrealized gain on derivatives, net	—	—	1,759	—	1,759
Adjusted gross margin	$25,624	$18,721	$12,395	$9,479	$66,219

(1)
Transportation Adjusted gross margin is comprised of $2.59 million, $3.20 million and $12.93 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin increased in the nine months ended September 30, 2014, to $111.7 million from $66.2 million in the nine months ended September 30, 2013, due to:

•
additional truck transportation volumes of 14.1 million barrels generated an additional $42.9 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 6.2 million barrels in the nine months ended September 30, 2014, over the same period in 2013, offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.30 for the nine months ended September 30, 2014, from approximately $1.90 for the nine months ended September 30, 2013. This resulted in a $4.2 million increase in Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013;

•
an increase in unloading volumes from our Platteville operations of approximately 0.4 million barrels contributed an additional $0.5 million Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013;

•
the net impact of a higher concentration of short-haul activity at rates that are lower than long-haul and an increase in pipeline transportation volumes of approximately 2.7 million barrels resulted in a $0.3 million increase in Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013;

•	a decrease in pumpover activity at Cushing, resulted in a $0.7 million decrease in Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013; and

•
although the average Cushing storage capacity increased to 7.6 million barrels for the nine months ended September 30, 2014, from 7.25 million barrels for the nine months ended September 30, 2013, the average storage capacity used for crude oil operations and marketing activities increased to 0.8 million barrels from 0.25 million barrels. This shift from leased storage capacity to operational storage capacity, combined with a $0.02 decrease in the average lease rate per barrel, resulted in a $1.7 million decrease Adjusted gross margin.

Operating expense
Operating expenses increased in the nine months ended September 30, 2014 to $53.5 million from $20.5 million for the nine months ended September 30, 2013. Approximately $34.1 million of the increase ($36.9 million compared to $2.8 million) is attributable to the crude oil trucking fleet acquisitions in 2013 and 2014. Additional increases in insurance and taxes and repair and maintenance amounted to $0.3 million and $0.2 million, respectively. Decreases in field expenses, outside services and office expense were $0.7 million, $0.7 million and $0.2 million, respectively.
General and administrative expense
General and administrative expense increased to $13.9 million in the nine months ended September 30, 2014 from $10.0 million for the nine months ended September 30, 2013. This increase is due to increased overhead allocation and employee expense of $2.5 million and $1.6 million, respectively, partially offset by a $0.2 million reduction in other expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased in the nine months ended September 30, 2014 to $24.2 million from $11.3 million for the nine months ended September 30, 2013. Approximately $7.8 million of the increase in depreciation expense is due to a revision of the estimated useful life relating to 19, 43 and 163-mile sections of the Kansas and Oklahoma pipeline system. An additional $2.6 million in depreciation expense is due to project completions and the acquisition of trucking operations in September 2013 and June 2014. Amortization expense increased $2.5 million due to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 and 2014.
Earnings from equity method investment
Earnings from our equity method investment in White Cliffs increased in the nine months ended September 30, 2014 to $39.7 million from $10.4 million for the nine months ended September 30, 2013. The increase is due to our December 2013 and June 2014 acquisitions of ownership interest in SCPL and change to the consolidation method of accounting of SCPL (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased in the nine months ended September 30, 2014 to $12.6 million from $6.1 million for the nine months ended September 30, 2013. The increase is primarily the result of the issuance of our $400 million of 5.625% senior unsecured notes on July 2, 2014, increased fees related to letters of credit and a reduction in the amount of interest capitalized.

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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$44,358	$22,115
Investing activities	(206,439)	(141,764)
Financing activities	155,204	121,455
Change in cash and cash equivalents	(6,877)	1,806
Cash and cash equivalents at beginning of period	15,459	108
Cash and cash equivalents at end of period	$8,582	$1,914
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income	$47,782	$30,539
Non-cash expenses, net	25,501	10,777
Changes in operating assets and liabilities, net	(28,925)	(19,201)
Net cash flows provided by operating activities	$44,358	$22,115
For the nine months ended September 30, 2014, we experienced operating cash inflows of $44.4 million. Net income of $47.8 million included $25.5 million of non-cash expenses, comprised primarily of depreciation and amortization of $24.2 million. Operating assets and liabilities changed $28.9 million for the nine months ended September 30, 2014. The primary changes to operating assets and liabilities included an increase in accounts receivable of $74.0 million, a decrease in payables to affiliates of $31.7 million, inventory related cash outflows of $18.2 million due to approximately 200 thousand additional barrels in storage and an increase in other current assets of $2.6 million, offset by an increase to accounts payable and accrued liabilities of $77.2 million and a decrease in receivables from affiliates of $20.5 million. The impact of accounts receivable, accounts payable, accrued liabilities, and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing.
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

Investing Activities.
For the nine months ended September 30, 2014, our cash outflows from investing activities of $206.4 million related primarily to acquisition payments of $134.0 million, contributions to equity method investment of $54.5 million and capital expenditures of $24.1 million, offset by distributions from equity method investment in excess of equity in earnings of $5.4 million. Acquisitions include $90.0 million related to the acquisition of the remaining 33% SCPL interest, excluding cash consideration in excess of historical cost, and $44.0 million related to the acquisition of crude oil trucking assets from Chesapeake. Year to date capital expenditures primarily relate to our transportation projects. Contributions to equity method investment primarily relate to capital calls to fund the White Cliffs Pipeline expansion.
For the nine months ended September 30, 2013, our cash outflows of $141.8 million from investing activities related primarily to contributions to equity method investment of $78.2 million, our acquisition of Barcas Field Services, L.L.C. of $50.0 million and capital expenditures of $14.3 million.
Financing Activities.
Net cash inflows of $155.2 million from financing activities for the nine months ended September 30, 2014 were driven primarily by the issuance of $400 million of senior unsecured notes and $172 million net repayments on our revolving credit facility ($383.4 million of borrowings less $555.4 million in principal payments on our revolving credit facility), $43.5 million of cash distributions to partners and $24.4 million cash consideration in excess of historical cost of the remaining 33% interest in SCPL. In addition, financing activities include $10.7 million of distributions to and $14.4 million of contributions from SemGroup as the noncontrolling interest holder in SCPL, prior to our acquisition of SemGroup's remaining ownership interest in SCPL. Borrowings were used for acquisitions, capital expenditures and normal operations.
Net cash inflows of $121.5 million from financing activities for the nine months ended September 30, 2013 were driven primarily by $349.0 million in debt borrowings and $210.2 million in proceeds from the issuance of limited partner units. Offsetting the proceeds from the debt borrowings and limited partner unit issuance was a $143.2 million reduction of partners' capital for the cash consideration in excess of the historical cost of the interest in SCPL, $268.5 million in debt principal repayments and $26.5 million in cash distributions to partners.
Senior Unsecured Notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the "Notes") to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by all of our existing subsidiaries other than Finance Corp.
The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were used to repay amounts borrowed under our revolving credit facility and for general partnership purposes. For additional information, see discussion under "senior unsecured notes" in Note 5 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Revolving Credit Facility
Our revolving credit facility has a capacity of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement permits the increase of the facility by not more than $200 million, subject to certain conditions. The agreement allows the Partnership to incur unsecured or subordinated debt without limitation, subject to certain conditions. The credit agreement expires on September 20, 2018. At September 30, 2014, we had outstanding cash borrowings of $73.0 million.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate ("ABR"), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
At September 30, 2014, we had $86.2 million in outstanding letters of credit and $73.6 million of secured bilateral letters of credit outstanding. Secured bilateral letters of credit are external to the facility and do not reduce revolver availability.
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

Upon the initial incurrence of at least $200 million of unsecured debt in accordance with the credit agreement, we will have a one-time option to adjust the maximum ratio of our consolidated net debt to our consolidated EBITDA and comply with an additional covenant as detailed below:
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
As of September 30, 2014, we were in compliance with our covenants under our credit agreement.
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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $50.7 million and $28.6 million at September 30, 2014 and December 31, 2013, respectively.
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

During the nine months ended September 30, 2014, we invested $24.1 million (cash basis) on capital projects. Projected capital expenditures for 2014 include $111 million for expansion projects including contributions to fund growth projects of equity method investees (excluding amounts funded by noncontrolling interests) and acquisitions from third parties and $14 million in maintenance projects. During the nine months ended September 30, 2014, we invested $53.3 million in the expansion of the White Cliffs Pipeline and we acquired crude oil trucking assets for $44.0 million. The June acquisition of the remaining interest in SCPL is excluded from total projected expenditures for 2014.
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
Distributions
The table below shows cash distributions declared or paid during 2013 and 2014:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February. 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
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
Customer Concentration
Shell Trading (US) Company accounted for more than 10% of our total revenue for the three months ended September 30, 2014, at approximately 60%. Shell Trading (US) Company and BP Oil Supply Company each accounted for more than 10%

of our total revenue for the nine months ended September 30, 2014, at approximately 59% and 11%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At September 30, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $159.8 million and $95.8 million, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and nine months ended September 30, 2014 and 2013, and for the year ended December 31, 2013.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended September 30, 2014
High	$105.34
Low	$91.16
High/Low Differential	$14.18

Three Months Ended September 30, 2013
High	$110.53
Low	$97.99
High/Low Differential	$12.54

Nine Months Ended September 30, 2014
High	$107.26
Low	$91.16
High/Low Differential	$16.10

Nine Months Ended September 30, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85

Year Ended December 31, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85
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
Based on our open derivative contracts at September 30, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of September 30, 2014, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	567	$597	$(5,168)	$5,168	October 2014
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
We recorded interest expense related to our revolving credit facility of $1.9 million during the three months ended September 30, 2014. An increase in interest rates of 1% for the three months ended September 30, 2014 would have increased our interest expense by $0.2 million. We recorded interest expense related to our revolving credit facility of $6.9 million during the nine months ended September 30, 2014. An increase in interest rates of 1% for the nine months ended September 30, 2014 would have increased our interest expense by $1.6 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of September 30, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended September 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Other matters," "Environmental," and "Blueknight claim" in Note 6 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

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

Date: November 7, 2014	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

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