Form 10-K
period 2014-12-31
Rose Rock Midstream, L.P.
filed 2015-02-27
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates at June 30, 2014, was $746,608,937, based on the closing price of the common units on the New York Stock Exchange on June 30, 2014.
At February 17, 2015, there were 36,788,412 common units outstanding.
_____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

ROSE ROCK MIDSTREAM, L.P.
FORM 10-K—2014 ANNUAL REPORT

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

•
Our ability to comply with the covenants contained in our credit facility and in the indenture governing our senior notes, including requirements under our credit facility to maintain certain financial ratios;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The overall forward market for crude oil;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Weather and other natural phenomena;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	Hazards or operating risks incidental to the gathering, transporting or storing of crude oil;

•	Changes in laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that the construction or acquisition of new assets may not result in the anticipated revenue increases; and

•	General economic, market and business conditions.
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

PART I
Items 1 and 2. Business and Properties
Overview
We are a growth-oriented Delaware limited partnership formed by SemGroup Corporation ("SemGroup") in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Texas and Wyoming. We serve areas that recently experienced strong production growth and drilling activity through our exposure to the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
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
We are managed and operated by our general partner Rose Rock Midstream GP, LLC (“Rose Rock GP”), which is a wholly-owned subsidiary of SemGroup. SemGroup is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry. SemGroup is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.
SemGroup owns and operates a substantial portfolio of midstream assets and holds a significant interest in us through its ownership of a 55.2% limited partner interest, and 2.0% general partner interest in us, as well as all of our incentive distribution rights.
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

Gathering and Transportation
Pipeline transportation is generally the lowest cost method for shipping crude oil from the wellhead to marketing hubs or refineries. Crude oil gathering assets generally consist of a network of smaller diameter pipelines that are connected directly to the well site or central receipt points delivering into larger diameter trunk lines. Marketing hubs, like the Cushing Interchange, provide storage and connections to other pipeline systems and modes of transportation, such as railroads, trucks and barges. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.
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
Overview of the Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. With aggregate shell capacity of 85 million barrels, the Cushing Interchange has multiple inbound and outbound pipeline interconnections. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
Our Property, Plant and Equipment
We own and operate all of our assets, which include:

•	7.6 million barrels of crude oil storage capacity, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities;

•
a 570-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, Oklahoma;

•
the Wattenberg Oil Trunkline, a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. It has a capacity of approximately 80,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

•	a 17-mile crude oil pipeline, with an additional 3 miles under construction, that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 255 transport trucks and 275 trailers;

•
a 16-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. An additional four bays and 105,000 barrels of crude oil storage capacity are currently under construction. Ten additional bays are currently in the initial design phase; and

•	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

Our Investment in White Cliffs
We own a 51% interest in White Cliffs, L.L.C. ("White Cliffs"), which owns a pipeline system that runs 527 miles and consists of two 12-inch common carrier, crude oil pipelines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). The White Cliffs Pipeline is currently undergoing an expansion which will increase the capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day. We operate the White Cliffs Pipeline.
Our Investment in Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain") which owns a 215-mile crude oil pipeline in western and north-central Oklahoma, which terminates in Cushing, Oklahoma (the "Glass Mountain Pipeline"). It has a capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage. We operate the Glass Mountain Pipeline.
Recent Developments:
Class A units Convert to Common Units
On January 1, 2015, certain operational targets were achieved by White Cliffs and all 3,750,000 Class A units were converted to common units. The conversion did not impact the total number of the Partnership’s outstanding units representing limited partner interests.
Trucking Incident
On January 15, 2015, two related motor vehicle accidents occurred in Dimmit County, Texas, involving a Rose Rock crude oil transport truck resulting in six fatalities and multiple injuries.

We have substantial insurance coverage for expenses related to the incident including:

•	General liability coverage with limits of $250 million per occurrence and deductibles of $250 thousand per occurrence.

•	Workers’ compensation coverage with statutory limits and deductibles of $250 thousand per occurrence.

Acquisition of the Wattenberg Oil Trunkline and an Interest in Glass Mountain
On February 13, 2015, we acquired the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup for cash and equity valued at approximately $326 million.

Subordinated Units Convert to Common Units
On February 17, 2015, certain targets specified in our partnership agreement were achieved and all 8,389,709 subordinated units were converted to common units. The conversion did not impact the total number of the Partnership’s outstanding units representing limited partner interests.
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
Marketing Activities. We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin by using our pipeline, trucking and storage assets to capture location and quality differentials, including blending different crude oil grades to meet the refiners' preferred crude oil specification.
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
Competitive Strengths
We believe that the following competitive strengths position us to successfully execute our principal business objective:

•
Strategically located assets that provide a strong platform for growth and operational flexibility to our customers. The majority of our assets are located in or connected to Cushing, and our numerous interconnections to other terminals and pipelines provide our customers with multiple options for the receipt and delivery of crude oil. We believe that we are well positioned to take advantage of both throughput at Cushing and production in the Bakken Shale, DJ Basin, Niobrara Shale, Granite Wash and Mississippi Lime Play.

•
Modern crude oil transportation, storage and unloading assets. White Cliffs Pipeline, our Cushing storage tanks, our Platteville facility and our pipeline to Tampa, Colorado have all been placed into service since the beginning of 2008. The recent construction of these facilities results in reduced maintenance costs, and we believe that customers prefer the additional reliability and safety that is generally associated with newer assets.

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

Business Strategy
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while maintaining the on-going stability of our business. We expect to achieve this objective through the following strategies:

•
Capitalizing on organic growth opportunities associated with our existing assets. We seek to identify and evaluate economically organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. Recent organic growth projects include: (i) the construction of 250,000 barrels of crude oil storage in Cushing, Oklahoma that was completed in January 2014; (ii) investment in an expansion of White Cliffs Pipeline that increased the pipeline capacity from approximately 76,000 barrels per day to approximately 150,000 barrels per day; (iii) an investment in an expansion of White Cliffs that will increase the pipeline capacity from approximately 150,000 barrels per day to approximately 215,000 thousand barrels per day; and (iv) the evaluation of additional markets for our operations.

•
Growing our business through strategic and accretive asset acquisitions from third parties and SemGroup. We plan to pursue from third parties and SemGroup accretive acquisitions of midstream energy assets that are complementary to our existing asset base or that provide attractive potential returns in new operating regions or business lines. Recent acquisitions include: (i) the purchase of SemGroup's remaining 33.3% investment in SemCrude Pipeline, L.L.C. ("SCPL"), which gave us an aggregate 51% interest in White Cliffs; (ii) a 17-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; (iii) a crude oil trucking fleet addition of over 120 transport trucks and 150 trailers; and (iv) the purchase of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup.

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

Our Relationship with SemGroup
One of our principal strengths is our relationship with SemGroup. SemGroup provides gathering, transportation, processing, storage, distribution, marketing, and other midstream services primarily to crude oil and natural gas producers, refiners of petroleum products, and other market participants located in the Mid-Continent and Rocky Mountain regions of the U.S. and in Canada, Mexico and the United Kingdom ("U.K."). SemGroup has structured its business portfolio to be heavily weighted in fee-based and fixed-margin activities along with minimal and managed trading activities. SemGroup has a midstream asset portfolio that includes, among other assets:

•	approximately 1,980 miles of natural gas and natural gas liquids transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined licensed capacity of 695 million cubic feet per day;

•	four natural gas processing plants located in the U.S., with a combined operating capacity of 388 million cubic feet per day.

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	13 liquid asphalt cement terminals and modification facilities and one emulsion distribution terminal in Mexico;

•	an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP; and

•	5.7 million common units of NGL Energy Partners LP.
SemGroup’s Class A common stock trades on the NYSE, under the symbol “SEMG.”
SemGroup owns and operates a substantial portfolio of midstream assets and retains a significant interest in us through its ownership of a 55.2% limited partner interest and 2.0% general partner interest in us, as well as all of our incentive distribution rights. Given SemGroup’s significant ownership in us, we believe that SemGroup continues to be motivated to promote and support the successful execution of our business strategies. This support could include the potential contribution to us over time of additional midstream assets that SemGroup currently owns or acquires or develops in the future and the facilitation of accretive acquisitions. However, SemGroup is under no obligation to offer any assets or business opportunities to us or accept any offer for its assets that we may choose to make. SemGroup constantly evaluates acquisitions and dispositions and may elect to acquire or dispose of assets in the future without offering us the opportunity to purchase those assets. SemGroup has retained such flexibility because it believes it is in the best interests of its shareholders to do so. We cannot say with any certainty which, if any, opportunities to acquire assets from SemGroup may be made available to us or if we will choose to pursue any such opportunity. Moreover, the consideration to be paid by us for assets offered to us by SemGroup, if any, as well as the consummation and timing of any acquisition by us of these assets, would depend upon, among other things, the timing of SemGroup’s decision to sell, transfer or otherwise dispose of these assets, our ability to successfully negotiate a purchase price and other terms, and our ability to obtain financing.

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
Cushing Storage
General. We own and operate 31 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.6 million barrels, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities. Our storage terminal has a combined capacity to deliver 480,000 barrels of crude oil per day, and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way interconnections with all of the other major storage terminals in Cushing, the delivery point specified in crude oil futures contracts traded on the NYMEX. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing. Our Cushing terminal also includes truck unloading facilities.
Our Cushing storage tanks have all been built since the beginning of 2008 and had a weighted average age of 4.5 years as of December 31, 2014. The design and construction specifications of our storage tanks meet or exceed the minimums established by the American Petroleum Institute, or “API”. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
In part, as a result of its role as the designated point of delivery specified in NYMEX crude oil futures contracts, Cushing is one of the largest crude oil marketing hubs in the U.S. Cushing serves as a significant source of refinery feedstock for Mid-Continent refiners and plays an integral role in establishing and maintaining markets for many varieties of crude oil.
Adjusted Gross Margin and Contracts. We generate Adjusted gross margin from our Cushing storage by charging third parties a fee for the use of the storage tanks. Approximately 86% of our Cushing storage is committed under long-term contracts with third parties that provide for a fixed fee that is not tied to usage. Our existing storage contracts had a weighted average remaining life of 2.6 years as of December 31, 2014.
Customers. Our primary customers at Cushing are crude oil traders and pipeline companies.
Competition. Competition for crude oil storage customers is intense and is based primarily on price, access to supply, access to logistics assets, distribution capabilities, the ability to meet regulatory requirements and maintenance of quality of service and customer relationships. Our major competitors in Cushing include Blueknight Energy Partners, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P., Magellan Midstream Partners, L.P. and Plains All American Pipeline, L.P.
Growth Opportunities: We have 100 acres of additional land as well as additional infrastructure which we believe will be sufficient to increase our storage capacity by approximately six million barrels in the future.
Kansas and Oklahoma System
General. We own and operate an approximately 570-mile crude oil gathering and transportation pipeline system and over 630,000 barrels of associated storage in Kansas and northern Oklahoma. This system gathers crude oil from throughout the region and delivers it to third-party pipelines and refineries and our Cushing terminal.
Delivery Points. Our Kansas and Oklahoma system connects to pipelines owned by Sunoco Logistics Partners L.P., Plains All American Pipeline, L.P., Kaw Pipeline Company, Jayhawk Pipeline LLC and MV Purchasing, LLC in Kansas and Oklahoma, and refineries owned by HollyFrontier Corporation and ConocoPhillips Company, and our storage terminal in

Cushing, thereby providing our customers with multiple delivery options. In addition, we are constructing a 48-mile extension which will connect to Glass Mountain Pipeline.
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
One of the contracts on our Kansas and Oklahoma system is a take-or-pay contract, whereby the customer is required to pay us a fixed minimum monthly transportation fee, regardless of the volumes actually transported on our system. Most of our fixed fee and fixed margin contracts are 30-day, evergreen contracts, although some extend for up to two years.
Customers. The primary customers for our Kansas and Oklahoma system are local producers, aggregators and refiners.
Competition. Competition for crude oil volumes is primarily based on reputation, commercial terms, reliability, interconnectivity, location and available capacity. Our major competitors are MV Purchasing, LLC, National Cooperative Refinery Association and Plains All American Pipeline, L.P.
Growth Opportunities. We believe that we will be able to increase the utilization of our Kansas and Oklahoma system after segment-by-segment de-bottlenecking projects are completed in the fourth quarter of 2016.
Bakken Shale Operations
General. We conduct crude oil gathering, storage, transportation and marketing operations in the Bakken Shale area in western North Dakota and eastern Montana. We purchase crude oil at the wellhead, transport it via trucks and third-party pipelines and market it to customers, historically at the crude oil marketing hub in Clearbrook, Minnesota or to a railhead. We own tanks in Trenton and Stanley, North Dakota, with an aggregate storage capacity of 61,800 barrels that connect into the Enbridge North Dakota System.
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
Competition. We compete for crude oil volumes with other midstream operators, including Plains All American Pipeline, L.P. and Eighty Eight Oil LLC. Competition is primarily based on reputation, commercial terms, reliability, interconnectivity, location and available capacity. New pipelines and rail facilities provide additional delivery market options to producers.
Growth Opportunities. We believe that there are opportunities for the construction of gathering systems to move barrels to rail or pipeline origination points.

Crude Oil Trucking
General. We own and operate a crude oil trucking fleet of over 255 transport trucks and 275 trailers providing transportation services around producing crude fields and our own pipeline assets. Most of this equipment was acquired in September 2013 and June 2014.
Adjusted Gross Margin. We generate Adjusted gross margin by charging our customers a volumetric fee for truck transportation services.
Customers. Our primary customers are local producers or aggregators.
Competition. We compete with many crude oil trucking companies for transportation service customers.
Growth Opportunities. We believe that the current production in the areas in which we operate and our solid asset base provide growth opportunities to increase our customer base and increase our fleet size, potentially leading to opportunities to build gathering systems.
Platteville Facility
General. We own and operate a 16-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline. The facility includes 230,000 barrels of crude oil storage capacity. An additional 4 truck bays and 105,000 barrels of associated storage are currently under construction. Ten additional bays are currently in the initial design phase. The Platteville facility also allows pipeline gathering systems, such as the Wattenberg Oil Trunkline, to connect to the origination point of the White Cliffs Pipeline, as well as to the Tampa, Colorado crude oil market.
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
Customers. Our primary customers at our Platteville facility have entered into an aggregate 41,900 barrel per day, 5-year, take-or-pay transportation contract on the White Cliffs Pipeline. Additional customers have entered into 5-year, take-or-pay transportation contracts on the White Cliffs Pipeline beginning October 2015 totaling 28,400 barrels per day.
Competition. Our Platteville facility is the only injection point in Colorado into the White Cliffs Pipeline, and the White Cliffs Pipeline is currently the only pipeline out of the DJ Basin to Cushing. However, there are several new pipelines being considered which would be direct competitors. In addition, producers in the region served by this facility do have other options for the delivery of crude oil, including delivery to local refineries and rail transportation.
Growth Opportunities. We believe that throughput at our Platteville facility will continue to grow due to increasing production from the DJ Basin and Niobrara Shale. We are investing in an expansion of White Cliffs that will increase the pipeline capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day.
Operational Hazards and Insurance
Pipelines, terminals, storage tanks and other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we maintain insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss incident and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits of $20 million per claim and $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with operating our pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity using deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us.
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
No assurances can be given that in the future the gathering system will not be subject to regulation and associated costs under the ICA by FERC or under active state regulation by a state commission.
Department of Transportation. Interstate pipelines and certain intrastate pipelines are subject to regulation by the Department of Transportation (“DOT”) and the Pipeline Hazardous Materials Safety Administration ("the PHMSA") with respect to the design, construction, operation and maintenance of the pipeline systems. The PHMSA routinely conducts audits of regulated assets and we must make certain records and reports available to the PHMSA for review as required by the Secretary of Transportation. In some states, the PHMSA has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets. The majority of our pipelines are regulated by the PHMSA.
Trucking Regulation. We own and operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. These regulations include both those concerning the transportation of hazardous materials under the PHMSA as well as those under the Federal Motor Carrier Safety Administration ("the FMCSA"). DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of truck operations.
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
The clear trend in environmental regulation, particularly with respect to crude oil facilities, is the placement of more restrictions and limitations on activities that may affect the environment and, thus, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in costly permitting, waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial condition. We may be unable to pass on such increased costs to our customers. Moreover, accidental releases, leaks or spills may occur in the course of our operations and we may incur significant costs and liabilities as a result, including those related to claims by government agencies and private parties for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on us, there can be no assurance that the current conditions will continue in the future.
The following is a summary of the more significant current environmental, health and safety laws and regulations to which our operations are subject:

Water Discharges. Our operations can result in the discharge of pollutants, including oil. The Oil Pollution Act (“OPA”) was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended, the Clean Water Act, as amended, and other statutes as they pertain to prevention of, and response to, oil spills. The OPA, the Clean Water Act and analogous state and local laws subject owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill from one of our facilities into navigable waters, substantial liabilities could be imposed. Spill prevention, control and countermeasure requirements of these laws require appropriate containment berms or dikes and other containment structures at storage facilities to limit contamination of soil, surface water and groundwater in the event of an oil overflow, rupture or leak. Facility response plans for certain larger terminal facilities require special planning and procedures for responding to significant petroleum discharges and compliance with these plans under OPA represent an on-going cost obligation.
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
Climate Change. On December 15, 2009, the Environmental Protection Agency (“EPA”) issued a notice of its final finding and determination that emissions of CO2, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases contribute to warming of the Earth’s atmosphere and other climatic changes. This final finding and determination allowed the EPA to regulate GHG emissions under existing provisions of the Clean Air Act. Accordingly, the EPA adopted regulations that require a reduction in GHG emissions from motor vehicles and also trigger permit review for GHG emissions from certain large stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010 (EPA’s Greenhouse Gas Reporting Program, or “GHGRP”). On November 30, 2010, EPA issued new GHG reporting requirements for upstream petroleum and natural gas systems ("Subpart W"), which were added to EPA’s GHG Reporting Rule. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year are required to report annual GHG emissions to EPA. Subpart W has subsequently been amended five times and amendments that would, in part, require reporting for additional sources and affect the confidentiality of certain reported information, are currently pending.
The U.S. Congress has also been considering legislation to reduce such emissions and almost one-half of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. In addition, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy. The President's Climate Action Plan, issued in June 2013, contains a wide variety of executive actions that are intended to cut carbon pollution in the U.S., prepare the U.S. for the impacts of climate change and address the control of GHG emissions and the effects of climate change at the international level. Depending on the particular programs adopted to control GHG emissions from oil and natural gas systems, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations or could face additional taxes and higher costs of doing business. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for crude oil.
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
PHMSA Requirements. DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of oil discharge from onshore oil pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, DOT regulations contain detailed specifications for pipeline operation and maintenance.
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
Employees
The officers of our general partner manage our operations and activities. As of December 31, 2014, SemGroup employed approximately 360 people who provide direct support to our operations. All of the employees required to conduct and support our operations are employed by SemGroup. None of these employees are covered by collective bargaining agreements and SemGroup considers its employee relations to be good.

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
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to holders of our common units.
In order to pay the minimum quarterly distribution of $0.3625 per unit per quarter, or $1.45 per unit per year, we will require available cash of approximately $13.3 million per quarter, or approximately $53.3 million per year, based on the number of common units outstanding at February 17, 2015. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	leaks or accidental releases of crude oil or other materials into the environment, whether as a result of human error or otherwise;

•	demand charges and volumetric fees associated with our storage and transportation services;

•	the level of competition from other midstream energy companies;

•	the level of our operating, maintenance and general and administrative costs;

•	regulatory action affecting the supply of, or demand for, crude oil, the rates we can charge, how we contract for services, our existing contracts, our operating costs or our operating flexibility;

•	changes in tax laws; and

•	prevailing economic conditions.
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
The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
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
We have no control over the level of drilling activity or the amount of reserves in our areas of operation, or the rate at which production in any of our areas of operation will decline. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, the availability and cost of capital, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in energy prices can also greatly affect investments in the development of new crude oil reserves. Crude oil and natural gas prices have been characterized by significant volatility in recent years. For example, closing prices for New York Mercantile Exchange (NYMEX) West Texas Intermediate crude oil ranged from a high of $107.26 per barrel to a low of $44.45 per barrel during the period from January 2, 2014 through February 6, 2015. Declines in crude oil prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets and a reduced need for our marketing operations. Because of these factors, even if new crude oil reserves are known to exist in our areas of operations, producers may choose not to develop those reserves.
If reductions in drilling activity or competition result in our inability to maintain the current levels of crude oil that we gather, transport, store and market, it could have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
Restrictions in our revolving credit facility and senior unsecured notes indenture could adversely affect our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
We have entered into a revolving credit facility and senior unsecured notes indenture which limits our ability to, among other things:

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
The provisions of our revolving credit facility and senior unsecured notes indenture may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with such provisions could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.
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
We may not be able to renew or replace expiring storage and transportation contracts.
We have significant exposure to market risk at the time our existing storage and transportation contracts expire and are subject to renegotiation and renewal. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to provide storage and transportation services to our markets;

•	the macroeconomic factors affecting crude oil storage and transportation economics for our current and potential customers;

•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;

•	the extent to which the customers in our markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local regulations on the contracting practices of our customers.
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
We rely on a limited number of customers for a substantial portion of our revenues. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms. In addition, some key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all, or even a portion, of the contracted volumes of these key customers as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
Our risk management policy governing our marketing activities cannot eliminate all risks associated with the marketing of crude oil, and we cannot ensure that employees will fully comply with the policy at all times, both of which could impact our financial and operational results and, in turn, our ability to make cash distributions to our unitholders.
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
We are also subject to the risk that employees involved in our marketing operations may not comply at all times with our risk management policy. Even with management oversight, we cannot ensure that all violations of the risk management policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.
Our hedging arrangements could reduce profits or increase our cash obligations, which could negatively impact our financial position or our ability to make cash distributions to our unitholders.
We hedge our exposure to price fluctuations for our crude oil marketing activities by using physical purchase and sale agreements, futures contracts traded on the NYMEX, options contracts or over-the-counter transactions. We could experience material fluctuations in our results of operations as a result of marking our hedging positions to market. In addition, to the extent these hedges are entered into on a public exchange or in the over-the-counter market, we may be required to post margin or provide collateral, which could result in material cash obligations.
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
Our trucking fleet operations are subject to the Federal Motor Carrier Safety Regulations which are enacted, reviewed and amended by the FMCSA. Our fleet currently has an "acceptable" safety rating; however, if our safety rating were downgraded to "unsatisfactory", our business and results of operations could be adversely affected. .
All federally regulated carriers safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability ("CSA") program. The CSA program measures a carrier's safety performance based on violations observed during roadside inspections as opposed to compliance audits performed by the FMCSA. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA. There is a progressive intervention strategy that begins with a company providing the FMCSA with an acceptable plan of corrective action that the company will implement. If the issues are not corrected, the intervention escalates to on-site compliance audits and ultimately an "unsatisfactory" rating and the revocation of the company's operating authority by the FMCSA, which could result in a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
Our pipeline facilities are subject to regulation by the DOT, through the PHMSA, pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended by the Pipeline Safety Improvement Act of 2002, and reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The PHMSA has adopted regulations requiring hazardous liquid pipeline operators to develop and implement integrity management programs for pipeline segments that, in the event of a leak or rupture, could affect “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. Our pipeline facilities are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. Current regulations require operators of covered pipelines to:

•	perform on-going assessments of pipeline integrity on a recurring frequency schedule;

•	identify and characterize applicable potential threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing DOT regulations for intrastate hazardous liquid pipelines. We currently estimate that we will incur an aggregate cost of approximately $3.4 million during 2015 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate may not include all costs of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
The PHMSA adopted regulations that require hazardous liquid pipelines that use supervisory control and data acquisition systems and have at least one controller and control room to develop written control room management procedures by August 1, 2011 and to implement those procedures no later than August 1, 2012. We are in compliance with these regulations.
The PHMSA amended its pipeline safety regulations so that the pipeline safety requirements apply to all rural low-stress hazardous liquids pipelines, regardless of diameter, except for certain gathering lines. In addition, in October 2010, the PHMSA issued an advanced notice of rule-making in which it is considering, among other things, whether to remove or modify regulatory exemptions that currently exist in the pipeline safety regulations for the gathering of hazardous liquids by pipeline in rural areas.
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

•	federal and comparable state laws that regulate discharges from our facilities, require spill protection planning and preparation and set requirements for other actions for protection of waters.
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
We operate in various locations which may be adversely affected by severe weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds and tornadoes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. These same conditions may cause serious damage or destruction to the property and operations of our customers. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.
Climate change legislation and related regulatory initiatives could result in increased operating costs and reduced demand for our services.
The U.S. Environmental Protection Agency (EPA) has published its findings that emissions of greenhouse gases (GHGs) are an endangerment to public health and the environment because such gases are contributing to the warming of the earth's atmosphere and other climatic changes. The EPA adopted regulations under existing provisions of the Federal Clean Air Act that require entities that produce certain gases to inventory, monitor and report such gases. Additionally, the EPA adopted rules to regulate GHG emissions through construction and operating permit programs. A number of state and regional efforts have also emerged which are intended to address climate issues.
Regulatory actions by the EPA or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage our GHG compliance program. If we are unable to recover or pass through our costs to comply with such requirements, it could have a material adverse effect on our results of operations and financial condition. Further climate change and GHG regulation could reduce demand for our services.
Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil production in our areas of operation, which could adversely impact our business and results of operations.
Various federal, state and local initiatives are underway to investigate or regulate hydraulic fracturing which involves the pressurized injection of water, chemicals and other substances into rock formations to stimulate hydrocarbon production. The adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing could make drilling certain wells less economically attractive. As a result, the volume of crude oil we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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
Limitations on oil and gas producers’ access to fresh water may restrict their ability to use hydraulic fracturing and could reduce new production. Such disruptions could potentially have a material adverse impact on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, a cyber attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose of the borrowing is to make incentive distributions.

•
Our partnership agreement permits us to classify up to $25 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights.

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
Pursuant to the SemGroup credit facility, our general partner and Rose Rock Midstream Holdings, LLC, the sole member of our general partner, entered into a pledge agreement with the lenders thereunder. Pursuant to the pledge agreement, the assets of Rose Rock Midstream Holdings, LLC and our general partner, including Rose Rock Midstream Holdings, LLC’s membership interest in our general partner our general partner’s interest in us, are subject to a security interest in favor of such lenders. In the event that SemGroup is unable to meet its obligations under its credit facility and the lenders foreclose on the pledged collateral, the lenders will own our general partner and all of its assets, including its 2.0% general partner interest in us and all of our incentive distribution rights. In such event, the lenders would control our management and operations.
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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units.
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
Our partnership agreement limits the liability of, and reduces the fiduciary duties owed by, our general partner, and also restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
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
We have adopted certain requirements regarding those investors who may own our common units. Eligible Holders are limited partners whose (a) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or an analogous regulatory body and (b) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
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
The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66-2/3% of all outstanding limited partner units voting together as a single class is required to remove our general partner. SemGroup and its affiliates own a 55.2% limited partnership interest in us.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Because SemGroup is an affiliate of, and appoints all the members of the board of directors of, our general partner, this provision ensures that SemGroup will maintain voting control with respect to decisions affecting the partnership.
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
We have agreed to provide SemGroup with certain registration rights which may facilitate the sale by SemGroup of its common units into the public markets.
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
Our assets consist of our ownership interests in our wholly-owned operating subsidiaries. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, or the Investment Company Act, and we are unable to rely on an exemption under the Investment Company Act with respect to our ownership of such assets, then we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or contract rights so as to fall outside of the definition of investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property from or to our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.
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
In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently own property or conduct business in a number of states, most of which currently impose a personal income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.
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

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters", “Environmental”, "Dimmit County, TX claims", "Blueknight claim" and "Other matters" in Note 9 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Cash Distributions
Our common units commenced trading on the New York Stock Exchange on December 9, 2011, under the ticker symbol “RRMS.” Prior to December 9, 2011, there was no established public trading market for our common units. As of January 31, 2015, there were 6 holders of record of our common units. Rose Rock Midstream Holdings, LLC, a wholly-owned subsidiary of SemGroup, owned all of our subordinated units. Our general partner owns all of our general partner interests and incentive distribution rights. The high and low sales prices of our common units (New York Stock Exchange composite transactions) and cash distributions paid per common unit during the periods indicated were as follows:

2014 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$41.88	$35.63	$0.4650
Second	$54.66	$39.53	$0.4950
Third	$62.79	$51.62	$0.5350
Fourth	$60.00	$43.00	$0.5750

2013 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$39.83	$31.14	$0.4025
Second	$42.18	$35.08	$0.4300
Third	$39.05	$31.49	$0.4400
Fourth	$39.56	$32.08	$0.4500

2012 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$25.59	$19.86	$0.0670
Second	$25.47	$22.18	$0.3725
Third	$34.58	$23.46	$0.3825
Fourth	$33.25	$28.46	$0.3925
Performance Graph
Set forth below is a line graph comparing the cumulative total unitholder return on our common units with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX") for the period from December 9, 2011 to December 31, 2014. AMZIX is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 9, 2011 in our common units, the S&P 500 Stock Index and the AMZIX and distributions have been reinvested subsequent to the initial investment.

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

•
Our cash distribution policy is subject to a condition under our revolving credit facility and the indenture governing our senior notes that we may not make a cash distribution if an event of default then exists or would result therefrom. If we were to be unable to satisfy this condition, we would be prohibited from making cash distributions notwithstanding our cash distribution policy.

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

Item 6. Selected Financial Data
Selected Consolidated Financial and Operating Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010 and the statement of income data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
The consolidated financial data included in the following table include the activity of our predecessor prior to November 29, 2011. The predecessor included SemCrude, L.P. (“SemCrude”), a wholly-owned subsidiary of SemGroup

(exclusive of SemCrude’s ownership interests in SCPL, which held a 51% ownership interest in White Cliffs), and Eaglwing, L.P. (“Eaglwing”), which is also a wholly-owned subsidiary of SemGroup. Although Eaglwing is not currently conducting any revenue-generating operations and was not contributed to Rose Rock, it was included in the financial statements of the predecessor because it previously conducted operations that were similar to those of SemCrude. Eaglwing did not have a significant impact on these financial statements during the periods presented. Subsequent to November 29, 2011, the consolidated financial data included in the following table include the accounts of Rose Rock and its controlled subsidiaries, which include SemCrude.
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

				Predecessor
	Year ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$1,290,644	$766,526	$620,417	$431,321	$208,081
Operating income	$83,013	$46,091	$25,935	$24,861	$22,974
Net income	$62,577	$38,005	$23,954	$23,235	$23,477
Net income attributable to noncontrolling interests	$7,758	$1,256	$—	$—	$—
Net income attributable to Rose Rock Midstream, L.P.	$54,819	$36,749	$23,954	$23,235	$23,477
Net income per common unit (basic) (1)	$1.69	$1.66	$1.40	$0.06	$—
Net income per common unit (diluted) (1)	$1.69	$1.66	$1.40	$0.06	$—
Net income per subordinated unit (basic and diluted) (1)	$1.66	$1.59	$1.40	$0.06	$—
Net income (loss) per Class A unit (basic and diluted)	$0.06	$(0.39)	$—	$—	$—
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$107,690	$72,475	$35,097	$51,085	$31,492
Investing activities	$(214,783)	$(228,275)	$(28,126)	$(31,631)	$(16,723)
Financing activities	$95,300	$171,151	$(16,572)	$(10,048)	$(14,466)
Other financial data:
Distributions paid per common and subordinated unit	$2.07	$1.72	$1.21	$—	$—
Adjusted gross margin	$157,661	$101,793	$74,647	$64,269	$62,230
Adjusted EBITDA	$122,795	$68,499	$39,500	$34,798	$38,564
Capital expenditures	$36,313	$25,223	$28,370	$31,635	$16,732
Acquisitions	$133,993	$171,258	$—	—	—
Balance sheet data (at period end):
Property, plant and equipment, net	$335,910	$311,616	$291,530	$276,246	$260,048
Total assets	$945,228	$897,247	$544,726	$445,494	$357,131
Long-term debt	$432,092	$245,088	$4,562	$87	$—
Partners’ capital	$249,456	$280,571	$308,321	$304,854	$289,988
Noncontrolling interests in consolidated subsidiaries	$—	$78,557	$—	$—	$—
Total equity	$249,456	$359,128	$308,321	$304,854	$289,988
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.4	7.0	4.7	4.7
Percent of Cushing capacity contracted (as of period end)	86%	93%	96%	95%	95%
Transportation volumes (average Bpd)	130,400	66,400	48,900	29,900	26,600
Marketing volumes (average Bpd)	52,300	30,200	21,400	13,200	15,800
Unloading/Platteville volumes (average Bpd)	60,700	59,100	43,500	32,400	25,800

(1) Amount for the year ended December 31, 2011 was calculated on net income subsequent to initial public offering on December 14, 2011.

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

				Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$83,013	$46,091	$25,935	$24,861	$22,974
Add:
Operating expense	78,792	35,795	23,302	18,973	20,398
General and administrative expense	18,783	15,287	12,083	9,843	7,660
Depreciation and amortization expense	36,072	23,165	12,131	11,379	10,435
Less:
Earnings from equity method investment	57,378	17,571	—	—	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	17,351	(1,593)	149	(386)	403
Total realized (gain) loss (cash outflow) on derivatives, net	(15,730)	2,567	(1,345)	1,173	(1,166)
Non-cash unrealized gain (loss) on derivatives, net	1,621	974	(1,196)	787	(763)
Adjusted gross margin	$157,661	$101,793	$74,647	$64,269	$62,230

				Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
		(Unaudited; in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$62,577	$38,005	$23,954	$23,235	$23,477
Add:
Interest expense	20,456	8,100	1,912	1,823	482
Depreciation and amortization	36,072	23,165	12,131	11,379	10,435
Distributions from equity method investment	66,768	16,999	—	—	—
Inventory valuation adjustment	5,667	—	—	—	—
Non-cash equity compensation	943	806	308	—	—
Loss (gain) on disposal of long-lived assets, net	319	(31)	(1)	64	67
Provision for (recovery of) uncollectible accounts receivable	—	—	—	(916)	3,340
Less:
Earnings from equity method investment	57,378	17,571	—	—	—
White Cliffs distributions attributable to noncontrolling interests	11,008	—	—	—	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	17,351	(1,593)	149	(386)	403
Total realized (gain) loss (cash outflow) on derivatives, net	(15,730)	2,567	(1,345)	1,173	(1,166)
Non-cash unrealized gain (loss) on derivatives, net	1,621	974	(1,196)	787	(763)
Adjusted EBITDA	$122,795	$68,499	$39,500	$34,798	$38,564

Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$107,690	$72,475	$35,097	$51,085	$31,492
Less:
Changes in operating assets and liabilities, net	2,204	11,265	(2,850)	18,082	(6,590)
White Cliffs distributions attributable to noncontrolling interests	11,008	—	—	—	—
Add:
Interest expense, excluding amortization of debt issuance costs	18,927	7,289	1,553	1,795	482
Distributions from equity method investment in excess of equity in earnings	9,390	—	—	—	—
Adjusted EBITDA	$122,795	$68,499	$39,500	$34,798	$38,564

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Horizontal drilling and hydraulic fracturing increased the production of crude oil in the U.S. As a result, there has been increased demand for the services of midstream companies such as Rose Rock, which can gather, transport and store crude oil as it is moved from the wellhead to refiners and other market participants. We have responded to this demand with additional storage tanks, crude oil trucking equipment, new crude oil gathering and transportation pipelines.
We own gathering systems, transportation pipelines, storage facilities and terminals in the Midwest and Rocky Mountain regions of the U.S.
For the years ended December 31, 2014, 2013 and 2012, approximately 84%, 80% and 79%, respectively, of our Adjusted gross margin was generated from fee-based services and fixed-margin transactions. For a definition of Adjusted gross margin and a reconciliation of Adjusted gross margin to operating income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Selected Consolidated Financial and Operating Data—Non-GAAP Financial Measures”.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2014 (in thousands):

	Year ended December 31, 2014
	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$31,419	$88,105	$1,158,532	$12,588	$1,290,644
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	1,131,362	—	1,131,362
Less: Unrealized gain on derivatives, net	—	—	1,621	—	1,621
Adjusted gross margin	$31,419	$88,105	$25,549	$12,588	$157,661

(1)
Transportation Adjusted gross margin is comprised of $5.3 million, $66.7 million and $16.1 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$34,332	$34,466	$685,363	$12,365	$766,526
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	663,759	—	663,759
Less: Unrealized gain on derivatives, net	—	—	974	—	974
Adjusted gross margin	$34,332	$34,466	$20,630	$12,365	$101,793

(1)
Transportation Adjusted gross margin is comprised of $4.0 million, $14.0 million and $16.5 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$32,572	$18,367	$561,689	$7,789	$620,417
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	546,966	—	546,966
Less: Unrealized gain (loss) on derivatives, net	—	—	(1,196)	—	(1,196)
Adjusted gross margin	$32,572	$18,367	$15,919	$7,789	$74,647

(1)	Transportation Adjusted gross margin is comprised of $3.9 million and $14.5 million, related to pipeline transportation (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.
Fee-Based Services
We charge a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts, whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2014, 2013 and 2012, approximately 74%, 64% and 59%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the years ended December 31, 2014, 2013 and 2012, approximately 10%, 16% and 20%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system, through our Bakken Shale operations and blending different crude oil grades to meet the refiners' preferred crude oil specifications. For the years ended December 31, 2014, 2013 and 2012, approximately 16%, 20% and 21%, respectively, of our Adjusted gross margin was generated through marketing activities.
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
All of our operations are indirectly affected by commodity prices. Crude oil prices have been highly volatile in the past, and we expect that volatility to continue. The demand for storage capacity results, in part, from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the price of crude oil. Recent declines in crude oil prices may have a negative impact on exploration, development and production activity, and if sustained could lead to a material decrease in such activity. Changes in crude oil prices may also indirectly impact the volumes of crude oil we gather, transport and market.
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

Results of Operations

				Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2010
Statement of income data:	(in thousands, except per unit data)
Revenues, including revenues from affiliates:
Product	$1,185,456	$702,028	$576,158	$395,301		$158,308
Service	105,188	64,498	44,318	35,801		49,408
Other	—	—	(59)	219		365
Total revenues	1,290,644	766,526	620,417	431,321		208,081
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	1,131,362	663,759	546,966	366,265		146,614
Operating	78,792	35,795	23,302	18,973		20,398
General and administrative	18,783	15,287	12,083	9,843		7,660
Depreciation and amortization	36,072	23,165	12,131	11,379		10,435
Total expenses	1,265,009	738,006	594,482	406,460		185,107
Earnings from equity method investment	57,378	17,571	—	—		—
Operating income	83,013	46,091	25,935	24,861		22,974
Other expenses (income):
Interest expense	20,456	8,100	1,912	1,823		482
Other expense (income), net	(20)	(14)	69	(197)		(985)
Total other expenses (income), net	20,436	8,086	1,981	1,626		(503)
Net income	62,577	38,005	23,954	23,235		23,477
Less: net income attributable to noncontrolling interests	7,758	1,256	—	—		—
Net income attributable to Rose Rock Midstream, L.P.	$54,819	$36,749	$23,954	$23,235		$23,477
Net income per common unit (basic)	$1.69	$1.66	$1.40	$0.06	(1)	$0.0
Net income per common unit (diluted)	$1.69	$1.66	$1.40	$0.06	(1)	$0.0
Net income per subordinated unit (basic and diluted)	$1.66	$1.59	$1.40	$0.06	(1)	$0.0
Net income (loss) per Class A unit (basic and diluted)	$0.06	$(0.39)	$—	$—		$—
Other financial data:
Distributions paid per common and subordinated unit	$2.07	$1.72	$1.21	$—		$—
Adjusted gross margin (2)	$157,661	$101,793	$74,647	$64,269		$62,230
Adjusted EBITDA (2)	$122,795	$68,499	$39,500	$34,798		$38,564

(1)	Calculated on net income subsequent to initial public offering on December 14, 2011.
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
2014 versus 2013
Revenue
Revenue increased in 2014 to $1.3 billion from $767 million in 2013.

	Year ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Gross product revenue	$3,217,965	$2,789,656
Nonmonetary transaction adjustment	(2,034,130)	(2,088,602)
Unrealized gain (loss) on derivatives, net	1,621	974
Product revenue	1,185,456	702,028
Service revenue	105,188	64,498
Total revenue	$1,290,644	$766,526
Gross product revenue increased in 2014 to $3.2 billion from $2.8 billion in 2013. The increase was primarily due to an increase in the volume sold to 35.2 million barrels, at an average sales price of $91 per barrel in 2014 from the volume sold of 28.8 million barrels, at an average sales price of $97 per barrel in 2013.
The increase in sales volume was the result of an increase in marketing activity (as defined above) to 19.1 million barrels in 2014, compared to 11.0 million barrels in 2013 and a decrease in buy/sell transactions (as defined above) to 16.1 million barrels in 2014, compared to 17.8 million barrels in 2013. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $2.0 billion and $2.1 billion during 2014 and 2013, respectively, in accordance with ASC 845-10-15.
Service revenue increased in 2014 to $105 million from $64 million for 2013. The increase was primarily due to additional trucking revenue of $41.6 million. Storage revenue decreased $2.9 million due to the conversion of 0.6 million barrels of storage capacity for operational requirements and marketing opportunities. Additional pipeline transportation and truck unloading revenue at Platteville, Colorado of $1.3 million and $0.7 million, respectively, accounted for the remaining difference.
Costs of Products Sold
Costs of products sold increased in 2014 to $1.1 billion from $664 million in 2013. Costs of products sold reflected reductions of $2.0 billion and $2.1 billion in 2014 and 2013, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $90 in 2014 from $95 in 2013. In addition, costs of products sold in 2014 includes a $5.7 million lower of cost or market adjustment.
Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—How We Generate Adjusted Gross Margin".) Adjusted gross margin increased in 2014 to $158 million from $102 million in 2013, due to:

•	an increase of $53.6 million in Adjusted gross margin attributable to our fee-based and fixed-margin transportation operations primarily related to our crude oil trucking fleet;

•
an increase of $5.0 million in Adjusted gross margin from our marketing operations due to an increase in the volumes sold to 19.1 million barrels in 2014 from the volume sold of 11.0 million barrels sold in 2013, combined with a decrease in the excess of our average sales price per barrel over our average purchase cost per barrel to approximately $1.34 from $1.87;

•
an increase of $0.7 million in Adjusted gross margin from our Platteville operations resulting from increased unloading volumes of approximately 0.6 million barrels, combined with an increase in the average rate per barrel;

•	a decrease of $0.4 million in Adjusted gross margin from pumpover activity at our storage facilities; and

•	a decrease of $2.9 million in Adjusted gross margin from our storage operations due to the conversion of 0.6 million barrels of storage capacity to operational requirements.
Operating Expense
Operating expenses increased in 2014 to $79 million from $36 million during 2013, primarily due to crude oil trucking fleet acquisitions in 2013 and 2014. The increase included employment cost of $17.2 million, outside service from contract owner operators of $15.6 million, field expense of $6.4 million, maintenance and repair of $2.2 million and insurance and taxes of $2.0 million.
General and Administrative Expense
General and administrative expense increased in 2014 to $19 million from $15 million in 2013, due to increased overhead allocation from SemGroup, employment and insurance expense of $3.0 million, $1.1 million and $0.4 million, respectively. These increases were partially offset by a $1.0 million decrease in professional fees.
Depreciation and Amortization Expense
Depreciation and amortization increased in 2014 to $36 million from $23 million in 2013. Approximately $4 million of the depreciation increase is due to a revision of the estimated useful life relating to a 164-mile section of the Kansas and Oklahoma pipeline system. An additional $4 million of the depreciation expense is due to the crude oil trucking fleet acquisitions in 2013 and 2014. Amortization increased in 2014 to $6 million from $1 million in 2013 due to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings from Equity Method Investment
Earnings from equity method investment increased in 2014 to $57 million from $18 million in 2013. These earnings are attributable to our acquisition of interest in White Cliffs in 2014.
Interest Expense
Interest expense increased in 2014 to $20 million from $8 million in 2013. This increase is primarily the result of interest expense related to $400 million of 5.625% senior unsecured notes sold in July 2014.
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
Gross product revenue increased in 2013 to $2.8 billion from $2.1 billion in 2012. The increase was primarily due to an increase in the volume sold to 28.8 million barrels, at an average sales price of $97 per barrel, for 2013 from the volume sold of 23.2 million barrels, at an average sales price of $92 per barrel, for 2012.

The increase in sales volume was primarily the result of an increase in buy/sell transactions (as defined above) to 17.8 million barrels in 2013, compared to 15.4 million barrels in 2012 and marketing activity (as defined above) to 11.0 million barrels in 2013, compared to 7.8 million barrels in 2012. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $2.1 billion and $1.6 billion during 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in 2013 to $64 million from $44 million for 2012. The crude oil trucking fleet acquired in 2013 accounted for $14 million of the increase. Leases of new storage tanks placed in service during 2012 and 2013, additional pump over activity in Cushing, Oklahoma and additional truck unloading revenue at Platteville, Colorado accounted for the remaining increase.
Costs of Products Sold
Costs of products sold increased in 2013 to $664 million from $547 million in 2012. Costs of products sold reflected reductions of $2.1 billion and $1.6 billion in 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $95 for 2013 from $90 for 2012,.
Adjusted Gross Margin
We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—How We Generate Adjusted Gross Margin".) Adjusted gross margin increased in 2013 to $102 million from $75 million in 2012, due to:

•	an increase of $16.1 million in Adjusted gross margin attributable to our fee-based and fixed-margin transportation operations primarily related to the crude oil trucking fleet acquired in 2013;

•
an increase of $4.7 million in Adjusted gross margin from our marketing operations due to an increase in the volumes sold to 11.0 million barrels in 2013 from the volume sold of 7.8 million barrels sold in 2012, combined with a decrease in the excess of our average sales price per barrel over our average purchase cost per barrel to approximately $1.87 from $2.03;

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

Operating Expense
Operating expenses increased in 2013 to $36 million from $23 million during 2012, primarily due to the crude oil trucking fleet acquired in 2013. The increase included outside services from contract owner operators of approximately $5.0 million, employment costs of $3.5 million and fuel expense of $2.0 million.
General and Administrative Expense
General and administrative expense increased in 2013 to $15 million from $12 million in 2012, due to increased professional fees, employment expense and overhead allocation from SemGroup of $1.3 million, $1.1 million and $0.7 million, respectively.
Depreciation
Depreciation and amortization increased in 2013 to $23 million from $12 million in 2012. Approximately $6.6 million of the increase in depreciation is due to a revision of the estimated useful life relating to an 78-mile section of the Kansas and Oklahoma pipeline system. An additional $3.4 million increase in depreciation is due to project completions and the acquisition of the crude oil trucking fleet. Amortization increased in 2013 to $1 million from zero in 2012 due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.

Earnings from Equity Method Investment
Earnings from equity method investment increased in 2013 to $18 million from zero in 2012. These earnings are attributable to our acquisition of interests in White Cliffs in January and December 2013.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities or common units and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and common units;

•	acquisitions through cash on hand, borrowings under our credit facilities, and the issuance of debt securities and common units; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility and senior unsecured notes become due.
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
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on all of our outstanding units and meet our capital expenditure commitments for the coming year.
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the years presented (in thousands):

	Year ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows provided by (used in):
Operating activities	$107,690	$72,475	$35,097
Investing activities	(214,783)	(228,275)	(28,126)
Financing activities	95,300	171,151	(16,572)
Change in cash and cash equivalents	(11,793)	15,351	(9,601)
Cash and cash equivalents at beginning of period	15,459	108	9,709
Cash and cash equivalents at end of period	$3,666	$15,459	$108

Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Year ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income	$62,577	$38,005	$23,954
Non-cash expenses, net	42,909	23,205	13,993
Changes in operating assets and liabilities, net	2,204	11,265	(2,850)
Net cash flows provided by operating activities	$107,690	$72,475	$35,097
We experienced operating cash inflows of $107.7 million during the year ended December 31, 2014. Operating cash flows were primarily driven by net income of $62.6 million, which included $42.9 million of non-cash expenses. The primary non-cash expense was $36.1 million of depreciation and amortization. Operating cash flows included $57.4 million of cash distributions which represent returns on our investment in White Cliffs. Net changes in operating assets and liabilities had minimal impact on cash flow as changes in receivables and inventory were offset by changes in payables and accrued liabilities.
We experienced operating cash inflows of $72.5 million during the year ended December 31, 2013. Net income of $38.0 million included $23.2 million of non-cash expenses. The primary non-cash expense was $23.2 million of depreciation and amortization. Changes in operating assets and liabilities, net increased operating cash flows by $11.3 million. The primary changes were an increase to accounts payable, including payable to affiliates, and accrued liabilities of $60.5 million and an increase in accounts receivable, including receivable from affiliates, of $42.6 million. The increases to accounts receivable, including receivable from affiliates, and accounts payable, including payable to affiliates, and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions and increased activity related to our acquisition of Barcas Field Services, LLC ("Barcas"). The impact to accounts receivable and accounts payable is subject to the timing of inventory purchases and sales and the timing of their related payments and collections. The increases in receivable from and payable to affiliates primarily relate to business acquisitions of SemGroup's equity method investee, NGL Energy, through which certain customers and suppliers have become related parties.
We experienced operating cash inflows of $35.1 million during the year ended December 31, 2012. Net income of $24.0 million included $14.0 million of non-cash expenses. The primary non-cash expenses were $12.1 million of depreciation and amortization and a $1.2 million unrealized loss related to derivative instruments. Changes in operating assets and liabilities, net decreased operating cash flows by $2.9 million. The primary changes were an increase to accounts payable and accrued liabilities of $96.5 million, an increase in payables to affiliates of $5.3 million, and an increase in accounts receivable of $91.2 million. The increases to accounts receivable and accounts payable and accrued liabilities are primarily due to marketing and buy/sell transactions and are subject to timing of purchase and sales and their related payments and collections.
Investing Activities
We experienced cash outflows from investing activities of $214.8 million for the year ended December 31, 2014 related to the acquisition of crude oil trucking assets and the remaining interest in SCPL for an aggregate of $134.0 million, contributions of $54.9 million to White Cliffs related to expansion of the pipeline and capital expenditures of $36.3 million to expand our existing asset base, including our Platteville expansion and Tampa pipeline lateral.
We experienced cash outflows from investing activities of $228.3 million for the year ended December 31, 2013 related to the acquisitions of Barcas and SCPL of $171.3 million, capital expenditures of $25.2 million, and contributions to equity method investment of $31.8 million, which related to capital calls to fund the White Cliffs Pipeline expansion.
We experienced cash outflows from investing activities of $28.1 million for the year ended December 31, 2012, due to capital expenditures. These capital expenditures related primarily to the construction of storage tanks and other infrastructure at our terminal in Cushing, Oklahoma.
Financing Activities
We experienced net cash inflows from financing activities of $95.3 million for the year ended December 31, 2014 driven by $187.0 million of net borrowings on debt ($844.4 million of borrowings, net of $657.4 million of principal payments) and $62.3 million of cash distributions to partners. Borrowings included the issuance of $400 million of senior unsecured notes. Borrowings were used primarily to fund acquisitions. Cash flows from financing activities also reflect a $24.4 million cash distribution to SemGroup related to the SemCrude Pipeline acquisition. As this transaction was between entities under common control, Rose Rock recorded the acquired net assets at SemGroup's historical cost and the excess of the purchase price over the historical value was treated as an equity transaction. Contributions from and distributions to noncontrolling interests represent activity related to SemGroup's retained interest in SemCrude Pipeline prior to our acquisition of the remaining interest.
We experienced net cash inflows from financing activities of $171.2 million for the year ended December 31, 2013 driven by $240.5 million of net borrowings on debt ($558.0 million of borrowings, net of $317.5 million of principal payments), $210.2 million of proceeds from issuance of common limited partner units, net of offering costs, and $38.1 million of cash distributions to partners. Borrowings were used primarily to fund acquisitions. Proceeds from issuances of common limited partner units were used to repay debt and fund acquisitions. Cash flows from financing activities also reflect a $240.6 million cash distribution to SemGroup related to the SemCrude Pipeline acquisition. As these transactions were between entities under common control, Rose Rock recorded the acquired net assets at SemGroup's historical cost and the excess of the purchase price over the historical value was treated as an equity transaction.
We experienced net cash outflows from financing activities of $16.6 million for the year ended December 31, 2012 driven by $91.0 million in borrowings on our credit facility, $86.5 million in principal payments on our credit facility, and $20.8 million in cash distributions to partners.
Long-term debt
At December 31, 2014, we had $400 million of senior unsecured notes outstanding, which become due in 2022, and $32 million outstanding on our $585 million revolving credit facility, which expires in 2018. At December 31, 2014, our available borrowing capacity on our revolving credit facility was $535.5 million, which includes the impact of $17.5 million of outstanding letters of credit which reduce the capacity available for borrowings. See Note 8 of our accompanying financial statements for additional information regarding long-term debt.
On February 13, 2015, we financed $162.1 million of the consideration paid to acquire the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup through a borrowing on our revolving credit facility.
Shelf Registration Statement
We have an effective shelf registration statement with the SEC that, subject to market conditions and effectiveness at the time of use, allows us to issue up to an aggregate of $500 million of debt or equity securities. In August 2013, we used this shelf registration statement to sell 4.75 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. This shelf registration statement expires in May 2016.
On February 13, 2015, we issued and sold 2.3 million common units representing limited partner interests for net proceeds of $89.1 million under this shelf. Proceeds were used in connection with our acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup.
We also have an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests in us having an aggregate offering price of up to $150 million. We are able to make sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales may be made pursuant to a sales agency financing agreement between us and certain underwriters or agents who may act as sales agents or purchase for their own accounts as principals. To date, no such sales have been made.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $10.2 million and $28.6 million at December 31, 2014 and 2013, respectively.
The decrease in working capital at December 31, 2014 as compared to the prior year is primarily due to accrued interest of $11.6 million on our senior unsecured notes which were issued in 2014 and the impact of a $5.7 million inventory valuation adjustment.

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

During the twelve months ended December 31, 2014, we invested cash of $36.3 million on capital projects, $54.9 million in contributions to our equity investee related to expansion projects and $134.0 million for acquisitions, exclusive of amounts in excess of historical cost on common control acquisitions and equity issued as consideration. Projected capital expenditures for 2015 include $175 million for expansion projects, including capital contributions to equity method investees to fund growth projects, and $15 million in maintenance projects.
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
Distributions
The following table sets forth cash distributions paid in 2015, 2014 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500

December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750

December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Company, each accounted for more than 10% of our total revenue for the year ended December 31, 2014, at approximately 60% and 15%, respectively. Shell Trading (US) Company and Tesoro Refining and Marketing Co., each accounted for more than 10% of our total revenue for the year ended December 31, 2013, at approximately 31% and 15%, respectively. Shell Trading (US) Company, 4K Fuel supply LLC and Vitol S.A., each accounted for more than 10% of our total revenue for the year ended December 31, 2012, at approximately 16%, 12% and 11%, respectively. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were to be unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2014, and our best estimate of the period in which the obligations will be settled:

	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt (1)	$—	$—	$—	$32,000	$—	$400,000
Interest (1)	23,683	23,686	23,683	23,352	22,500	56,375
Capital leases	40	40	26	26	—	—
Operating leases	986	823	617	417	250	11
Purchase commitments (2)	813,523	421,026	280,684	—	—	—
Capital expenditure project (3)	35,000	5,000	—	—	—	—
Total	$873,232	$450,575	$305,010	$55,795	$22,750	$456,386

(1)
Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2014, and remain constant thereafter until maturity except for required principal payments. Letters of credit fees account for $1.7 million per year in 2016 and 2017 and $1.2 million in 2018.

(2)
The commitments shown in the table above relate to agreements to purchase product from a counterparty in connection with buy/sell agreements. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days). See Note 9 for information related to purchase and sale commitments.

(3)	This capital expenditure represents investments in the White Cliffs Pipeline expansion project.
In addition to the items in the table above, we have entered into certain derivative instruments that are recorded at fair value on our consolidated balance sheet as of December 31, 2014.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At December 31, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $85.1 million and $95.8 million, respectively.
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
Goodwill and Other Intangible Assets
We apply ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other,” to account for goodwill and intangible assets. In accordance with these standards, we amortize all finite lived intangible assets over their respective estimated weighted average useful lives, while goodwill has an indefinite life and is not amortized. However, goodwill and all intangible assets are tested for impairment at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test for impairment at the reporting unit level using three valuation approaches: first, the income approach which measures the value of an asset by the present value of its future economic benefit; second, the market approach which measures the value of an asset through the analysis of recent sales or offerings of comparable properties; and third, the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility.
Estimation of future economic benefit requires management to make assumptions about numerous variables including selling prices, costs, the level of activity and appropriate discount rates. If it is determined that the fair value of a reporting unit is below its carrying amount, our goodwill or intangible assets will be impaired at that time.
Contingencies
We record a loss contingency when management determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. Gain contingencies are not recorded.
While we have disclosed a number of contingencies (as described in Note 9 to our audited consolidated financial statements, which are included in this Form 10-K beginning on page F-1), we have not accrued for any contingent loss at December 31, 2014.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the years ended December 31, 2014, 2013 and 2012.

Light Sweet Crude Oil Futures ($ per Barrel)
Year ended December 31, 2014
High	$107.26
Low	$53.27
High/Low Differential	$53.99

Year Ended December 31, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85

Year Ended December 31, 2012
High	$109.77
Low	$77.69
High/Low Differential	$32.08
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
Based on our open derivative contracts at December 31, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	384	$1,561	$(2,046)	$2,046	January 2015
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
We recorded interest expense of $5.6 million related to borrowings on our revolver credit facility for the year ended December 31, 2014. An increase in interest rates of 1% would have increased our interest expense by $1.7 million for the year ended December 31, 2014.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Audit Committee oversees risk issues associated with our overall financial reporting and disclosure process and legal compliance, as well as reviews policies and procedures on risk control assessment and accounting risk exposure, including our business continuity and disaster recovery plans. The Audit Committee meets with the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director – Internal Audit as well as our independent registered public accounting firm in executive sessions, at which risk issues are discussed, at each of its in-person meetings during the year.
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

Name	Age	Position with Rose Rock GP
Carlin G. Conner	47	President, Chief Executive Officer and Chairman
Peter L. Schwiering	70	Chief Operating Officer and Director
Robert N. Fitzgerald	55	Senior Vice President, Chief Financial Officer and Director
Timothy R. O'Sullivan	58	Vice President and Director
Robert E. Dunn	63	Director, Audit Committee member and Conflicts Committee member
Rodney L. Gray	62	Director, Conflicts Committee Chairman and Audit Committee member
Mark E. Monroe	60	Director, Audit Committee Chairman and Conflicts Committee member
Candice L. Cheeseman	59	General Counsel and Secretary
Paul F. Largess	64	Vice President, Chief Accounting Officer and Controller

Carlin G. Conner. Mr. Conner has served as a Chairman of the Board of Directors, President and Chief Executive Officer of Rose Rock Midstream GP, LLC, the general partner of Rose Rock Midstream, L.P. since April 2014. Mr. Conner also serves as a director, president and chief executive officer of SemGroup Corporation. From June 2012 until March 2014, Mr. Conner served as managing director of Oiltanking GmbH, an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals and gases. He served as a member of the board of directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“Oiltanking Partners”), from March 2011 until March 2014, and was elected chairman in July 2011 in connection with the completion of Oiltanking Partners’ initial public offering. Mr. Conner also served as president and chief executive officer of Oiltanking Partner’s general partner from March 2011 to November 2012 and as president and chief executive officer of Oiltanking Holding Americas, Inc., a wholly owned subsidiary of Oiltanking GmbH from July 2006 to November 2012.  Previously, from 2003 to 2006, he worked at Oiltanking GmbH’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development and sat on the boards of several Oiltanking GmbH ventures. He joined Oiltanking Houston, L.P. in 2000. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. He graduated from McNeese State University with a Bachelor of Science degree in environmental science.

Mr. Conner provides the Board more than 23 years of experience in the midstream industry and executive level experience gained through his services with Oiltanking GmbH and its affiliates as described above. He also has substantial board experience related to management and oversight of a midstream publicly traded master limited partnership. In addition, Mr. Conner serves as our President and Chief Executive Officer and is able to provide the Board valuable insight with respect to our management and operations. His industry knowledge, board experience and positions as President and Chief Executive Officer allow him to be a valuable contributor to the Board.

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
Paul Largess. Mr. Largess has served as the Vice President, Chief Accounting Officer and Controller of Rose Rock Midstream GP, LLC since August 2011. He has also serves as Vice President, Chief Accounting Officer and Controller of SemGroup Corporation, a position held since November 2009. From 2007 to 2009, he worked as a consultant and at the University of Tulsa as an adjunct professor of accounting. Mr. Largess retired as controller of CITGO Petroleum Corporation in 2006, after 21 years of service in a number of positions in accounting, finance and audit. Prior to joining CITGO, Mr. Largess worked as an auditor with Texaco and in public accounting. He serves on the board of directors of ADDvantage Technologies Group, Inc., as chairman of its audit committee and as a member of its corporate governance committee, compensation committee and nominating committee. Mr. Largess is a certified public accountant.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during and with respect to the 2014 fiscal year or written representations from certain reporting persons that no

Form 5s were required for those persons, we believe that during 2014 our reporting persons complied with all applicable filing requirements in a timely manner.

Item 11. Executive Compensation
Compensation Discussion and Analysis
All of our executive officers and other employees necessary for our business to function are employed and compensated by SemGroup, subject to reimbursement by us. We and our general partner were formed in 2011. We are managed by the executive officers of our general partner. Executive officers include our principal executive officer, Carlin G . Conner, our principal financial officer, Robert N. Fitzgerald, our General Counsel and Secretary, Candice L. Cheeseman, our Vice President, Tim O'Sullivan and our Chief Operating Officer, Peter L. Schwiering (collectively, our “named executive officers”). Mr. Conner replaced Norman J. Szydlowski as our principal executive officer in April 2014. Each of our named executive officers is also a named executive officer of SemGroup and, with the exception of Mr. Schwiering, our named executive officers devote less than a majority of their total business time to our general partner. Compensation described in the Summary Compensation Table below with respect to the named executive officers reflects only the portion of the compensation expense that is payable by us, which includes (1) all of the expense of awards made to our named executive officers under the Rose Rock Midstream Equity Incentive Plan (the “EIP”) and (2) the amount allocated to us by SemGroup (and reimbursed to SemGroup by us), which is determined by the amount of time each named executive officer actually spent working for us relative to the amount of time each spent working for SemGroup. Compensation described below in the Grants of Plan-Based Awards During 2014 table and the Outstanding Equity Awards at Fiscal Year-End 2014 table reflects only the expense of awards made to our named executive officers under the EIP.
Neither we nor our general partner have a compensation committee. Except for awards made under the EIP, the named executive officers of our general partner are compensated directly by SemGroup. All decisions as to the compensation of the named executive officers of our general partner who are involved in our management (other than decisions to make awards under the EIP, which awards are determined and approved by the SemGroup board of directors, which are then approved by the Board of Directors of our general partner) are made by the Compensation Committee of SemGroup. Therefore, other than with respect to awards made under the EIP, we do not have any policies or programs relating to compensation of the named executive officers of our general partner and we make no decisions relating to such compensation. None of the named executive officers of our general partner have employment agreements with us other than Carlin G. Conner. A full discussion of our employment agreement with Mr. Conner and the policies and programs of the Compensation Committee of SemGroup will be set forth in the proxy statement of SemGroup's 2015 annual meeting of stockholders which will be available upon its filing on the SEC website at http://www.sec.gov and on SemGroup's website at http://semgroupcorp.com under the heading “Investors—SEC Filings.” The compensation paid by SemGroup to our named executive officers is allocated to us and reimbursed by us to SemGroup.
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
Role of the Independent Compensation Consultant
The Board of Directors of our general partner retained Mercer (US) Inc. to serve as its independent compensation consultant on matters related to non-employee director compensation from January through October 2014. Mercer performed no other services for us. The Board of Directors of our general partner assessed the independence of Mercer pursuant to SEC rules and concluded that Mercer's work for the Board of Directors of our general partner did not raise any conflict of interest. Effective November 2014, the Board of Directors of our general partner retained Pearl Meyer and Partners to serve as its new independent compensation consultant on matters related to non-employee director compensation.
Board Report on Compensation
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Rose Rock GP consists of:
Carlin G. Conner
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
The EIP consists of options, unit appreciation rights, restricted units, phantom units and other unit-based awards, including any tandem distribution equivalent rights that may be granted with respect to an award, other than an award of restricted units. The EIP limits the number of common units that may be delivered pursuant to awards under the plan to 840,000 common units. [If an award expires, is forfeited, canceled or otherwise terminates without the issuance of common units or if such award is otherwise settled for cash, the common units subject to such award, to the extents of such expiration, forfeiture, cancellation, termination or settlement for cash, will again be available for new awards under the EIP.] Common units to be delivered pursuant to awards under the EIP may be common units acquired in the open market, from us, from any of our affiliates or from any other person, or any combination of the foregoing.
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
Summary Compensation Table
The following table sets forth certain information with respect to (1) our compensation of our general partner's named executive officers for the years ended December 31, 2014, 2013 and 2012, which are the only periods reflected in the below table in which we compensated our general partner's named executive officers directly through awards of restricted units under our EIP and (2) SemGroup's compensation of our general partner's named executive officers attributable to us for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compensa-tion (4)	Total
Carlin G. Conner (5)	2014	$75,012	$108,000	$1,514,998	$—	$180,000	$—	$33,315	$1,911,325
President and Chief Executive Officer
Norman J. Szydlowski (5)	2014	$59,068	$—	$404,274	$—	$—	$—	$12,332	$475,674
President and Chief	2013	$142,747	$—	$426,430	$—	$159,762	$—	$4,995	$733,934
Executive Officer	2012	$142,747	$—	$334,776	$—	$140,885	$—	$2,250	$620,658
Robert N. Fitzgerald	2014	$126,478	$—	$320,896	$—	$168,960	$—	$4,290	$620,624
Senior Vice President and Chief Financial	2013	$122,683	$—	$364,279	$—	$139,920	$—	$4,208	$631,090
Officer	2012	$118,357	$—	$161,317	$—	$94,127	$—	$657	$374,458
Candice L. Cheeseman	2014	$81,926	$—	$150,569	$—	$109,075	$—	$3,250	$344,820
General Counsel	2013	$79,468	$—	$206,960	$—	$93,250	$—	$3,188	$382,866
and Secretary	2012	$76,831	$—	$102,757	$—	$60,971	$—	$3,125	$243,684
Timothy R. O’Sullivan	2014	$55,437	$—	$101,868	$—	$52,704	$—	$2,340	$212,349
Vice President Corporate Planning	2013	$53,776	$—	$129,374	$—	$48,420	$—	$2,295	$233,865
and Strategic Initiatives	2012	$51,009	$—	$71,140	$—	$34,382	$—	$1,925	$158,456
Peter L. Schwiering	2014	$240,699	$—	$399,963	$—	$265,500	$—	$9,563	$915,725
Chief Operating	2013	$220,875	$—	$502,508	$—	$221,294	$—	$9,563	$954,240
Officer	2012	$213,577	$—	$227,908	$—	$189,278	$—	$9,375	$640,138

(1)	Represents a signing bonus paid to Mr. Conner as an inducement to accept our employment offer.

(2)
The amount represents the grant date fair value computed in accordance with ASC 718 “Stock Compensation,” which excludes the effect of estimated forfeitures, of the shares of restricted stock granted to the executives under our Equity Incentive Plan. The assumptions used to value this stock award are included in Note 10 to our consolidated financial statements beginning on page F-1 of this Form 10-K. The amounts shown do not represent amounts paid to such executive officers.

Rose Rock has not issued any performance based awards. The value included above for the SemGroup performance share units is based on 100 percent of the performance share units vesting at the end of the three-year performance period. Using the maximum number of shares of SemGroup issuable upon vesting of the performance share units (200 percent of the units granted in 2014 and 150 percent of the units granted in 2013 and 2012), the aggregate grant date fair value of the performance share units attributable to us would be as follows:

Name	2014 (a)	2013 (b)	2012 (c)
Carlin G. Conner	$—	$—	$—
Norman J. Szydlowski	$246,370	$271,702	$159,978
Robert N. Fitzgerald	$248,230	$290,557	$96,495
Candice Cheeseman	$105,540	$150,503	$56,046
Timothy R. O'Sullivan	$62,072	$82,442	$33,997
Peter L. Schwiering	$357,811	$418,843	$157,776
(a)    Based on price per share of $66.65
(b)    Based on price per share of $47.65
(c)    Based on price per share of $27.09

(3)
Reflects the amounts attributable to us for awards under SemGroup’s short-term incentive program based on achievement of certain performance metrics specified therein. The total amount of the award is shown for each NEO and is based 100% on company performance for 2014.

(4)	All Other Compensation for 2014 includes amounts allocated under SemGroup's 401(k) matching contributions and perquisites. The table below shows the components of this column for 2014.

Name	Tax and Financial Planning (a)	401(k) Matching Contribution	Gross-Up (b)	Legal Fees (c)	Relocation (d)	Vacation Payout (e)	Total Other Compensation
Carlin G. Conner	$—	$2,340	$3,978	$3,830	$23,167	$—	$33,315
Norman J. Szydlowski	$2,700	$2,340	$—	$—	$—	$7,292	$12,332
Robert N. Fitzgerald	$—	$4,290	$—	$—	$—	$—	$4,290
Candice L. Cheeseman	$—	$3,250	$—	$—	$—	$—	$3,250
Timothy R. O'Sullivan	$—	$2,340	$—	$—	$—	$—	$2,340
Peter L. Schwiering	$—	$9,563	$—	$—	$—	$—	$9,563
Perquisites shown above and provided to our named executive officers include:
(a)    Tax and financial planning services;
(b)    Gross-up payment for taxes associated with the taxable portion of Mr. Conner's relocation expenses;

(c)
Legal fees associated with the review of the CEO's employment agreement, which includes certain legal fees paid in euros that have been converted to U.S. dollars using the exchange rate on that date of payment of 1.4095;

(d)    Temporary living, travel and other relocation expenses; and
(e)    Payout of earned unused vacation upon retirement.

(5)	Mr. Conner commenced his service as President and Chief Executive Officer as of April 1, 2014, which was the effective date of Mr. Szydlowski's retirement as President and Chief Executive Officer.

Grants of Plan-Based Awards During 2014
The following table provides information about restricted units granted to our named executive officers during the year ended December 31, 2014. No stock options were granted to our named executive officers in 2014. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

									All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold (#)	Target (#)	Maximum (#)
Carlin G. Conner	4/1/14	3/6/14	$—	$—	$—	—	—	—	17,647	—	$—	$749,998
Norman J. Szydlowski	2/28/14	2/25/14	$—	$—	$—	—	—	—	4,440	—	$—	$188,700
Robert N. Fitzgerald	2/28/14	2/25/14	$—	$—	$—	—	—	—	2,440	—	$—	$103,700
Candice L. Cheeseman	2/28/14	2/25/14	$—	$—	$—	—	—	—	1,370	—	$—	$58,225
Timothy R. O'Sullivan	2/28/14	2/25/14	$—	$—	$—	—	—	—	1,119	—	$—	$47,558
Peter L. Schwiering	2/28/14	2/25/14	$—	$—	$—	—	—	—	3,096	—	$—	$131,580

(1)	These restricted unit awards were granted under our EIP and are described in the Outstanding Equity Awards at Fiscal Year-End 2014 table below.
(2)
Represents the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures, of the restricted units granted under our EIP. The assumptions used to value the awards are included in Note 10 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End 2014
The following table shows the outstanding equity awards held by our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(2)	Market Value of Shares or Units of Stock That Have Not Vested (3)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable
Carlin G. Conner	—	—	—	$—	—	17,647	$802,056	—	$—
Norman J. Szydlowski	—	—	—	$—	—	—	$—	—	$—
Robert N. Fitzgerald	—	—	—	$—	—	8,186	$372,054	—	$—
Candice L. Cheeseman	—	—	—	$—	—	5,489	$249,475	—	$—
Timothy R. O'Sullivan	—	—	—	$—	—	4,450	$202,253	—	$—
Peter L. Schwiering	—	—	—	$—	—	10,820	$491,769	—	$—

(1)
Vesting dates for restricted units have a 3-year cliff vesting period from the date of grant for all NEOs except Mr. Conner. Mr. Conner's restricted units have a 5-year pro-rata vesting on each of the anniversaries of the grant. Vesting dates are shown in the following table:

Name	Number of RRMS Common Units That Have Not Vested (a)	Vesting Date
Carlin G. Conner	3,530	April 1, 2015
Carlin G. Conner	3,530	April 1, 2016
Carlin G. Conner	3,529	April 1, 2017
Carlin G. Conner	3,529	April 1, 2018
Carlin G. Conner	3,529	April 1, 2019
Robert N. Fitzgerald	2,547	January 19, 2015
Robert N. Fitzgerald	3,199	March 1, 2016
Robert N. Fitzgerald	2,440	March 1, 2017
Candice L. Cheeseman	1,931	January 19, 2015
Candice L. Cheeseman	2,188	March 1, 2016
Candice L. Cheeseman	1,370	March 1, 2017
Timothy R. O'Sullivan	1,667	January 19, 2015
Timothy R. O'Sullivan	1,664	March 1, 2016
Timothy R. O'Sullivan	1,119	March 1, 2017
Peter L. Schwiering	3,665	January 19, 2015
Peter L. Schwiering	4,059	March 1, 2016
Peter L. Schwiering	3,096	March 1, 2017

(a)
The number includes the additional unvested common units attributable to the accumulated unvested unit distributions made by Rose Rock with respect to the restricted common units for shares vesting in 2015. For shares vesting after 2015, unvested unit distributions are paid in cash.

(2)
The number includes the additional unvested common units attributable to the accumulated unvested unit distributions made by Rose Rock with respect to the restricted common units for shares vesting in 2015. For shares vesting after 2015, unvested unit distributions are paid in cash.

(3)	Based on the closing price of our common units ($45.45 at December 31, 2014), as reported on the New York Stock Exchange.
(4)
Market value includes the accumulated unvested unit distributions made with respect to the Rose Rock restricted common units for shares vesting in 2015. For shares vesting after 2015, unvested unit distributions are paid in cash.

Potential Payments upon Termination or Change of Control as of December 31, 2014

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

provided, however, that in the case of a named executive officer who has an employment agreement with us in which “Cause” is defined, “Cause” shall be determined in accordance with such definition. Of our named executive officers, only Carlin G. Conner currently has an employment agreement with us. Under Mr. Conner's employment agreement, "Cause" is defined as:

•	his conviction of or a plea of nolo contendere to a felony or a crime involving fraud, dishonesty or moral turpitude;

•	his commission of a willful wrongful act intending to enrich himself at the expense of, or that causes serious injury, monetary or otherwise, to, the Company or any of its subsidiaries or affiliates;

•	his willful or reckless neglect or misconduct in the performance of his duties which results in a material adverse effect on the Company;

•
his willful or reckless violation or disregard of the Company's code of business conduct and ethics or, if applicable, the written code of ethics for our CEO and senior financial officers previously provided to him;

•	his material willful or reckless violation or disregard of a written Company policy previously provided to him; or

•	his habitual or gross neglect of duties.

“Good Reason” means the occurrence of one or more of the following without the consent of the named executive officer:

•	a material reduction in the named executive officer's base salary or incentive compensation opportunity (other than a general reduction that affects all similarly situated employees equally);

•	a material reduction of the named executive officer's duties and responsibilities or an adverse change in the named executive officer's title; or

•	a transfer of the named executive officer's primary workplace by more than thirty-five (35) miles from the location of the named executive officer's current primary workplace;

provided that the named executive officer shall first have given us written notice that an event or condition constituting Good Reason has occurred and specifying in reasonable detail the circumstances constituting such Good Reason within thirty (30) days after such occurrence, and we shall have a period of thirty (30) days after receiving such written notice to effectively cure or remedy such occurrence; and provided, further, that in the case of a named executive officer who has an employment agreement with us in which “Good Reason” is defined, “Good Reason” shall be determined in accordance with such definition. "Good Reason" is defined in Mr. Conner's employment agreement as the occurrence of one or more of the following without his prior written consent:

•	a material adverse reduction in the nature or scope of his duties, functions, responsibilities or authority;

•	a reduction in his base salary or target annual bonus;

•	a material reduction in the kind or level of his aggregate benefits not applicable to all other executives;

•	a relocation of generally more than 50 miles; or

•	the failure of the Company to materially comply with its obligations under the employment agreement.

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

The following table shows the value of restricted common unit awards that would vest upon a Change of Control event (followed by a termination for Good Reason within two years of such Change of Control) or upon a termination without Cause, in each case assuming a termination date of December 31, 2014, and using the closing price of our common units of $45.45 (as reported on the New York Stock Exchange) as of December 31, 2014. These amounts are estimates only. The actual amounts can only be determined at the time of such named executive officer's separation from us. The following table does not include Norman J. Szydlowski who resigned as our general partner's President and Chief Executive Officer, Chairman of the Board of Directors and as President and Chief Executive Officer of SemGroup as of April 2014.

Name	Acceleration of Restricted Common Unit Awards (1)
Carlin G. Conner	$802,056
Robert N. Fitzgerald	$372,054
Candice L. Cheeseman	$249,475
Timothy R. O'Sullivan	$202,253
Peter L. Schwiering	$491,769

(1)	Based on $45.45 price per share.
Other Compensation Tables
We have not included tables with information about option exercises and stock vested, pension benefits, and non-qualified deferred compensation because there is nothing to include in such tables for 2014.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner's Board of Directors is not required to maintain, and does not maintain a compensation committee. During 2014, Norman J. Szydlowski, served as our general partner's President and Chief Executive Officer, Chairman of the Board of Directors and also served as President and Chief Executive Officer of SemGroup through March 2014. In April 2014, Carlin G. Conner replaced Mr. Szydlowski as our general partner's President and Chief Executive Officer, Chairman of the Board of Directors and as President and Chief Executive Officer of SemGroup. Also, during 2014, Robert N. Fitzgerald, Timothy R. O'Sullivan and Peter L. Schwiering, who were directors of our general partner, also served as executive officers of SemGroup. However, all compensation decisions with respect to each of these persons are made by SemGroup and none of these individuals receive any compensation directly from us or our general partner, other than awards under our EIP. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and SemGroup.

Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SemGroup perform services on our behalf. Please read “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from SemGroup's compensation policies and practices, please read SemGroup's 2014 Proxy Statement. We have made awards of restricted units subject to time-based vesting under our EIP, which we believe drive a long-

term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the restricted units retain value even in a depressed market.
Compensation of Directors
The officers or employees of our general partner or of SemGroup who also serve as directors of our general partner will not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of SemGroup receive compensation for their service as directors consisting of a $75,000 annual cash retainer and restricted units worth $75,000 (increased to $75,000 for the plan year beginning December 1, 2014 and ending November 30, 2015, from $68,300 for the plan year beginning December 1, 2013 and ending November 30, 2014), which will vest on the first anniversary of the date of grant. The chairman of the Conflicts Committee and Audit Committee will receive additional annual cash retainers in the amount of $12,500 and $15,000, respectively. In addition, non-employee directors will be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.
Director Compensation Table for 2014
The following table sets forth the compensation of our non-employee directors in 2014.

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert E. Dunn	$75,000	$75,000	$—	$—	$—	$—	$150,000
Rodney L. Gray	$87,500	$75,000	$—	$—	$—	$—	$162,500
Mark E. Monroe	$90,000	$75,000	$—	$—	$—	$—	$165,000

(1)
These amounts represent the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures of the restricted units granted. The assumptions used to value the awards are included in Note 10 to our consolidated financial statements contained herein. The following table provides information on the restricted unit awards in 2014 for the directors. The following table represents all restricted unit awards outstanding as of December 31, 2014.

Name	Award Date (a)	# of Units Awarded	Grant Date Fair Value ($/Unit)	Grant Date Fair Value of Restricted Unit Awards
Robert E. Dunn	12/1/14	1,500	$50.00	$75,000
Rodney L. Gray	12/1/14	1,500	$50.00	$75,000
Mark E. Monroe	12/1/14	1,500	$50.00	$75,000

(a)	Awards granted in December 2014 reflect the Annual Equity Grants earned for the Board plan year December 1, 2014 through November 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth certain information regarding the beneficial ownership of units that, as of January 31, 2015, are held by:

•	each person who is known to us to beneficially own more than 5% of such units to be outstanding;

•	each of the directors and named executive officers of our general partner; and

•	all of the directors and executive officers of our general partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or more than 5% unitholders as the case may be.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options held by that person that are currently exercisable or exercisable within 60 days of January 15, 2015, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentage of units beneficially owned is based on a total of 24,348,703 common units and 8,389,709 subordinated units outstanding.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
SemGroup Corporation (2)	10,564,709	43.4%	8,389,709	100%	57.9%
Goldman Sachs Asset Management, L.P. (3)	1,954,487	8.0%	—	—	6.0%
Salient Capital Advisors, LLC (4)	1,923,749	7.9%	—	—	5.9%
ClearBridge Investments, LLC (5)	1,575,357	6.5%	—	—	4.8%
Norman J. Szydlowski (6)	15,000	*	—	—	*
Peter L. Schwiering	7,456	*	—	—	*
Robert N. Fitzgerald	4,660	*	—	—	*
Timothy R. O’Sullivan	3,572	*	—	—	*
Robert E. Dunn	3,897	*	—	—	*
Rodney L. Gray	5,777	*	—	—	*
Mark E. Monroe	10,777	*	—	—	*
Candice L. Cheeseman (7)	6,323	*	—	—	*
Paul F. Largess	608	*	—	—	*
Carlin G. Conner	—	—	—	—	—
All directors and executive officers as a group (9 persons)	43,070	*	—	—	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)	SemGroup may be deemed to beneficially own the 10,564,709 common units and 8,389,709 subordinated units beneficially owned by Rose Rock Midstream Holdings, LLC.

(3)
This information is as of December 31, 2014, as reported in a Schedule 13G/A filed by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC, 200 West Street, New York, NY 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and investment power with respect to the reported units.

(4)
This information is as of December 31, 2014, as reported in a Schedule 13G/A filed by Salient Capital Advisors, LLC, 4265 San Felipe, 8th Floor, Houston, Texas 77027. The Schedule 13G/A reports that Salient has the sole investment and voting power with respect to all of the reported units.

(5)
This information is as of December 31, 2014, as reported in a Schedule 13G/A filed by ClearBridge Investments, LLC, 620 8th Avenue, New York, NY 10018. The Schedule 13G/A reports that ClearBridge Investments, LLC has the sole voting and investment power with respect to the reported units.

(6)	The units are held of record by the Szydlowski Family Trust of which Mr. Szydlowski is the trustee.

(7)	Includes 50 units held by child and 5,000 units held of record by the Berman-Cheeseman Family Trust, of which Ms. Cheeseman and her husband are co-trustees.

The following table sets forth, as of January 31, 2015, the number of shares of SemGroup’s Class A common stock owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group. None of the directors or executive officers beneficially owns any of SemGroup’s Class B common stock.

Name of Beneficial Owner (1)	Shares of Class A Common Stock Owned Directly or Indirectly	Total Shares of Class A Common Stock Beneficially Owned (2)	Percentage of Total Shares of Class A Common Stock Beneficially Owned
Carlin G. Conner	63,766	63,766	*
Norman J. Szydlowski (3)	151,656	151,656	*
Peter L. Schwiering	17,674	17,674	*
Robert N. Fitzgerald (4)	40,696	40,696	*
Timothy R. O’Sullivan	18,870	18,870	*
Robert E. Dunn	—	—	—
Rodney L. Gray	—	—	—
Mark E. Monroe	—	—	—
Candice L. Cheeseman (5)	27,981	27,981	*
Paul F. Largess	10,633	10,633	*
All directors and executive officers as a group (9 persons)	179,620	179,620	*

*	Less than 1%.

(1)	The address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)	Shares beneficially owned include shares of restricted Class A common stock held by the directors and executive officers over which they have voting power but not investment power.

(3)	151,656 shares are held of record by the Szydlowski Family Trust, of which Mr. Szydlowski is the trustee.

(4)	Includes 10 shares held by child.

(5)	Of the 27,981 shares held by Ms. Cheeseman, 18,017 shares are held of record by the Berman-Cheeseman Family Trust, of which Ms. Cheeseman and her husband are co-trustees.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to the securities that may be issued under the EIP as of December 31, 2014. For more information regarding the EIP, which did not require approval by our unitholders, please see “Item 11. Executive Compensation—Equity Incentive Plan.”

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	722,205	(2)
Total	—	—	722,205

(1)	The Board of Directors of our general partner adopted the EIP in connection with our initial public offering.

(2)	Common units may be issued under the EIP pursuant to the following type of awards: options, unit appreciation rights, restricted units, phantom units and other unit-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationship with SemGroup
SemGroup owns our sole general partner, Rose Rock GP, and appoints members of our Board of Directors and/or Audit and Conflicts Committees. Other relationships with Rose Rock GP include the following:

Cash Distributions
SemGroup and its affiliates own 20,704,418 of our common units, which constitutes a 55.2% limited partnership interest in us at February 17, 2015. In addition, SemGroup owns our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights. Information about our cash distribution policy is included under the caption “Cash Distributions” in Item 5.
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
Direct Employee Expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $33.8 million during the year ended December 31, 2014, for direct employee costs.
Allocated Expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to us. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $10.1 million during the year ended December 31, 2014, for such allocated costs.
Agreements with SemGroup and its Affiliates
We have entered into various documents and agreements with SemGroup and certain of its affiliates, as described in more detail below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

Contribution Agreement
On June 23, 2014, we entered into a Contribution Agreement with SemGroup and certain of its subsidiaries. The terms of the Contribution Agreement and the transaction relating thereto were approved by the Conflicts Committee of our Board of Directors. The Conflicts Committee, which is comprised entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the Contribution Agreement and the terms of the transaction. Pursuant to the terms of the Contribution Agreement, we acquired a one-third interest in SCPL in exchange for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase in the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. The Class A units were not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. On January 1, 2015, the Class A units converted into common units.

As this transaction was between parties under common control, we recorded our interest in SCPL at SemGroup’s historical value and as a result, no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from us to SemGroup.

As a result of this transaction, we own 100% of SCPL, giving us an indirect 51% interest in White Cliffs.

On February 13, 2015, we entered into a Contribution Agreement with SemGroup and certain of its subsidiaries. The terms of the Contribution Agreement and the transaction relating thereto were approved by the Conflicts Committee of our Board of Directors. The Conflicts Committee, which is comprised entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the Contribution Agreement and the terms of the transaction. We acquired the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units and (iii) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us.

As the transaction was between entities under common control, we will record the acquired assets and liabilities based on SemGroup's historical cost. The purchase price in excess of historical cost will be treated as an equity transaction with SemGroup, which will reduce the partners' capital accounts of our general and limited partners on a pro-rata basis.
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
Other Transactions with SemGroup Related Persons
We engage in certain transactions with other subsidiaries and equity method investees of SemGroup. These transactions include:

•	purchasing condensate from an affiliate. For the year ended December 31, 2014, we made purchases from SemGas, L.P. of $37.9 million;

•
providing leased storage and management services for White Cliffs, which generated $2.9 million of revenue in the year ended December 31, 2014. For the year ended December 31, 2014, we incurred costs of $3.9 million related to transportation fees for shipments on the White Cliffs Pipeline;

•
providing support services for Glass Mountain Pipeline operations, which generated fees of $0.5 million for the year ended December 31, 2014. We incurred $0.8 million of cost for the year ended December 31, 2014 related to transportation fees for shipments on the Glass Mountain Pipeline; and

•
purchase and sale transactions with NGL Energy Partners LP and subsidiaries. For the year ending December 31, 2014, we generated revenues from NGL Energy in the amounts of $400.3 million. For the year ending December 31, 2014, we made purchases of condensate from NGL Energy in the amounts of $437.0 million. We received reimbursements from NGL Energy for certain services in the amount of $168.0 thousand for the year ended December 31, 2014.

Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, our general partner’s General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.1 million in legal fees and related expenses to this law firm for services rendered to us for the year ended December 31, 2014.
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
The Contribution Agreements were approved by the Conflicts Committee pursuant to the Related Person Transaction Policy. Except for the transactions described in the next two paragraphs, the other related person transactions described above, including those relating to purchases from SemGas, L.P. and provision of leased storage and management services for White Cliffs, were ongoing prior to our initial public offering and prior to our adoption of the Related Person Transaction Policy, and as a result, were not reviewed or approved under the policy.
The related person transactions described above relating to shipments on the White Cliffs Pipeline and purchases and sale transactions with NGL Energy Partners are either deemed not to be related person transactions under the policy or are transactions that do not involve a direct or indirect material interest on the part of the related person, and as a result, these transactions do not require approval by the Conflicts Committee pursuant to the policy.
The related person transactions relating to support services for and shipments on the Glass Mountain Pipeline, while not material, constituted “related person transactions” under the policy. These transactions, however, were not approved in accordance with the terms and processes set forth in the policy. With the acquisition of Glass Mountain by the Partnership as described in the “Recent Developments” section of “Items 1 and 2. Business and Properties” of this Form 10-K, these transactions no longer constitute “related person transactions” under the policy.
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

Item 14. Principal Accountant Fees and Services
Fees of Independent Registered Public Accounting Firm
We have engaged BDO USA, LLP as our independent registered public accounting firm. The following table sets forth fees billed for professional serviced rendered by BDO USA, LLP to audit our annual financial statements and for other services in 2014 and 2013.

	2014	2013
Audit fees (1)	$535,846	$548,591
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$535,846	$548,591

(1)
The 2014 and 2013 amount includes fees related to the interest acquisitions in SCPL and shelf registration statements. The 2014 amount also includes fees related to the issuance of senior unsecured notes.

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
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on June 23, 2014).

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

4.1
Indenture, dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014).

4.2	Form of 5.625% Senior Note due 2022 (included as Exhibit 1 to Exhibit 4.1 of this Annual Report on Form 10-K).
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

10.10*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form 10 of SemGroup (file No. 001-34736) filed on July 23, 2010).

10.11*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 12, 2013).

10.12
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan, effective as of December 1, 2014 (filed as Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 8, 2014.

10.13
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on March 12, 2014).

10.14*	Form of Amendment to Severance Agreement between SemGroup Corporation and each of its executive officers (filed as Exhibit 10.14 to the Form S-1, filed with the Commission on November 23, 2011).
21	Subsidiaries of Rose Rock Midstream, L.P.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE ROCK MIDSTREAM, L.P.
Date:	February 27, 2015
		By:	Rose Rock Midstream GP, LLC, its general partner
/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Carlin G. Conner	President, Chief Executive Officer	February 27, 2015
Carlin G. Conner	and Chairman (Principal Executive Officer)

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer and	February 27, 2015
Robert N. Fitzgerald	Director (Principal Financial Officer)

/s/ Peter L. Schwiering	Chief Operating Officer and Director	February 27, 2015
Peter L. Schwiering

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller	February 27, 2015
Paul F. Largess	(Principal Accounting Officer)

/s/ Timothy R. O’Sullivan	Vice President and Director	February 27, 2015
Timothy R. O’Sullivan

/s/ Robert E. Dunn	Director	February 27, 2015
Robert E. Dunn

/s/ Rodney L. Gray	Director	February 27, 2015
Rodney L. Gray

/s/ Mark E. Monroe	Director	February 27, 2015
Mark E. Monroe

Index to Financial Statements
Rose Rock Midstream, L.P.

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Rose Rock Midstream, L.P. (the “Partnership”) as of December 31, 2014 and 2013 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose Rock Midstream, L.P. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rose Rock Midstream, L.P.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma
We have audited the internal control over financial reporting of Rose Rock Midstream, L.P. (the "Partnership") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 27, 2015

ROSE ROCK MIDSTREAM, L.P.
Consolidated Balance Sheets
(In thousands, except units)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,666	$15,459
Accounts receivable	224,005	217,213
Receivable from affiliates	15,481	56,220
Inventories	26,722	30,779
Other current assets	4,016	1,916
Total current assets	273,890	321,587
Property, plant and equipment, net	335,910	311,616
Equity method investment	269,635	224,095
Goodwill	36,116	28,322
Other intangible assets (net of accumulated amortization of $370 and $1,155 at December 31, 2014 and 2013, respectively)	16,640	5,775
Other noncurrent assets, net	13,037	5,852
Total assets	$945,228	$897,247
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210,920	$211,298
Payable to affiliates	27,864	69,274
Accrued liabilities	21,705	8,645
Other current liabilities	3,191	3,814
Total current liabilities	263,680	293,031
Long-term debt	432,092	245,088
Commitments and contingencies (Note 9)
Partners’ capital:
Common units – public (13,765,451 and 13,759,739 units issued and outstanding at December 31, 2014 and 2013, respectively)	69,929	159,961
Common units – SemGroup (6,814,709 and 4,389,709 units issued and outstanding at December 31, 2014 and 2013, respectively)	155,367	79,218
Subordinated units – SemGroup (8,389,709 units issued and outstanding at December 31, 2014 and 2013)	(60,760)	(5,375)
Class A units - SemGroup (3,750,000 and 2,500,000 units issued and outstanding at December 31, 2014 and 2013, respectively)	76,321	40,772
General partner	8,599	5,995
Total Rose Rock Midstream, L.P. partners’ capital	249,456	280,571
Noncontrolling interests in consolidated subsidiaries	—	78,557
Total equity	249,456	359,128
Total liabilities and equity	$945,228	$897,247
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues, including revenues from affiliates (Note 14):
Product	$1,185,456	$702,028	$576,158
Service	105,188	64,498	44,318
Other	—	—	(59)
Total revenues	1,290,644	766,526	620,417
Expenses, including expenses from affiliates (Note 14):
Costs of products sold, exclusive of depreciation and amortization	1,131,362	663,759	546,966
Operating	78,792	35,795	23,302
General and administrative	18,783	15,287	12,083
Depreciation and amortization	36,072	23,165	12,131
Total expenses	1,265,009	738,006	594,482
Earnings from equity method investment	57,378	17,571	—
Operating income	83,013	46,091	25,935
Other expenses:
Interest expense	20,456	8,100	1,912
Other expense (income), net	(20)	(14)	69
Total other expenses, net	20,436	8,086	1,981
Net income	62,577	38,005	23,954
Less: net income attributable to noncontrolling interests	7,758	1,256	—
Net income attributable to Rose Rock Midstream, L.P.	$54,819	$36,749	$23,954
Net income allocated to general partner	$7,794	$1,218	$479
Net income allocated to common unitholders	$32,914	$22,701	$11,737.5
Net income allocated to subordinated unitholders	$13,912	$13,321	$11,737.5
Net income (loss) allocated to Class A unitholders	$199	$(491)	$—
Net income (loss) per limited partner unit:
Common unit (basic)	$1.69	$1.66	$1.40
Common unit (diluted)	$1.69	$1.66	$1.40
Subordinated unit (basic and diluted)	$1.66	$1.59	$1.40
Class A unit (basic and diluted)	$0.06	$(0.39)	$—
Basic weighted average number of limited partner units outstanding:
Common units	19,419	13,672	8,390
Subordinated units	8,390	8,390	8,390
Class A units	3,154	1,264	—
Diluted weighted average number of limited partner units outstanding:
Common units	19,484	13,708	8,406
Subordinated units	8,390	8,390	8,390
Class A units	3,154	1,264	—
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Non-controlling Interests	Total Equity
Balance at December 31, 2011	$127,531	$37,739	$133,487	$—	$6,097	$—	$304,854
Net income	9,797	1,940	11,738	—	479	—	23,954
Cash distributions to partners	(8,502)	(1,687)	(10,189)	—	(417)	—	(20,795)
Non-cash equity compensation	308	—	—	—	—	—	308
Balance at December 31, 2012	129,134	37,992	135,036	—	6,159	—	308,321
Net income	17,710	4,991	13,321	(491)	1,218	1,256	38,005
Equity issuance	210,226	98,895	—	70,105	7,905	—	387,131
Consolidation of SemCrude Pipeline, L.L.C.	—	—	—	—	—	77,301	77,301
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(180,216)	(57,683)	(139,281)	(28,842)	(8,286)	—	(414,308)
Unvested distribution equivalent rights	(52)	—	—	—	—	—	(52)
Cash distributions to partners	(17,647)	(4,977)	(14,451)	—	(1,001)	—	(38,076)
Non-cash equity compensation	806	—	—	—	—	—	806
Balance at December 31, 2013	159,961	79,218	(5,375)	40,772	5,995	78,557	359,128
Net income	22,817	10,097	13,912	199	7,794	7,758	62,577
Cash distributions to noncontrolling interest	—	—	—	—	—	(10,683)	(10,683)
Contributions from noncontrolling interest	—	—	—	—	—	14,367	14,367
Purchase of remaining one-third interest in SemCrude Pipeline, L.L.C.	—	—	—	—	—	(89,999)	(89,999)
Equity issuance	—	120,013	—	58,563	3,644	—	182,220
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(85,173)	(42,183)	(51,931)	(23,213)	(4,133)	—	(206,633)
Unvested distribution equivalent rights	(125)	—	—	—	—	—	(125)
Cash distributions to partners	(28,494)	(11,778)	(17,366)	—	(4,701)	—	(62,339)
Non-cash equity compensation	943	—	—	—	—	—	943
Balance at December 31, 2014	$69,929	$155,367	$(60,760)	$76,321	$8,599	$—	$249,456
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net income	$62,577	$38,005	$23,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,072	23,165	12,131
Loss (gain) on disposal of long-lived assets, net	319	(31)	(1)
Earnings from equity method investment	(57,378)	(17,571)	—
Distributions from equity method investment	57,378	16,999	—
Amortization of debt issuance costs	1,529	811	359
Non-cash equity compensation	943	806	308
Net unrealized (gain) loss related to derivative instruments	(1,621)	(974)	1,196
Inventory valuation adjustment	5,667	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Decrease (increase) in accounts receivable	(6,792)	13,549	(91,207)
Decrease (increase) in receivable from affiliates	40,739	(56,163)	2,153
Decrease (increase) in inventories	(1,610)	(7,465)	(3,251)
Decrease (increase) in other current assets	(425)	833	(1,707)
Decrease (increase) in other noncurrent assets	(120)	(7)	(20)
Increase (decrease) in accounts payable and accrued liabilities	11,936	(6,107)	96,524
Increase (decrease) in payable to affiliates	(41,524)	66,625	(5,342)
Net cash provided by operating activities	107,690	72,475	35,097
Cash flows from investing activities:
Capital expenditures	(36,313)	(25,223)	(28,370)
Proceeds from sale of long-lived assets	1,063	38	244
Contributions to equity method investment	(54,930)	(31,832)	—
Acquisitions	(133,993)	(171,258)	—
Distributions from equity method investment in excess of equity in earnings	9,390	—	—
Net cash used in investing activities	(214,783)	(228,275)	(28,126)
Cash flows from financing activities:
Debt issuance costs	(8,593)	(4,069)	(252)
Borrowings on revolving credit facility and issuance of senior unsecured notes	844,415	558,000	91,000
Principal payments on revolving credit facility	(657,415)	(317,500)	(86,525)
Principal payments on capital lease obligations	(39)	(27)	—
Proceeds from common L.P. unit issuance, net of offering costs	—	210,226	—
Contributions from general partner	—	3,242	—
Cash consideration in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(24,413)	(240,645)	—
Cash distributions to partners	(62,339)	(38,076)	(20,795)
Cash distributions to noncontrolling interests	(10,683)	—	—
Contributions from noncontrolling interests	14,367	—	—
Net cash provided by (used in) financing activities	95,300	171,151	(16,572)
Net increase (decrease) in cash and cash equivalents	(11,793)	15,351	(9,601)
Cash and cash equivalents at beginning of period	15,459	108	9,709
Cash and cash equivalents at end of period	$3,666	$15,459	$108
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

1.	OVERVIEW
Rose Rock Midstream, L.P. is a Delaware limited partnership. The general partner of Rose Rock Midstream, L.P. is Rose Rock Midstream GP, LLC, which is a wholly-owned subsidiary of SemGroup Corporation. SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified midstream services to the energy industry.
The terms “we”, “our”, “us”, “Rose Rock”, the “Partnership” and similar language used in these notes to the consolidated financial statements refer to Rose Rock Midstream, L.P and its subsidiaries. The term “SemGroup” refers to SemGroup Corporation and its controlled subsidiaries, including Rose Rock Midstream GP, LLC.
Rose Rock's assets include the following:

•	approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma;

•
a 570-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•	a crude oil gathering, storage, transportation and marketing business in the Bakken Shale in North Dakota and Montana;

•	a 17-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 255 transport trucks and 275 trailers;

•
a 51% interest in White Cliffs, L.L.C. ("White Cliffs"), who owns a pipeline system that runs 527 miles and consists of two 12-inch common carrier, crude oil pipelines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"); and

•	a modern, 16-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.
Basis of presentation
These consolidated financial statements include the accounts of Rose Rock and its controlled subsidiaries.
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant transactions between Rose Rock and its consolidated subsidiaries have been eliminated. Our ownership interest in White Cliffs is reflected as an equity method investment as the other owners have substantive rights to participate in the management of White Cliffs.
Ownership
Our partnership interests include the following at December 31, 2014:

•	20,580,160 common units representing limited partner interests (of which 6,814,709 units are held by SemGroup);

•	8,389,709 subordinated units representing limited partner interests (all of which are held by SemGroup);

•
3,750,000 Class A units representing limited partner interests (all of which are held by SemGroup), which did not participate in cash distributions until conversion to common units in January 2015; and

•	a 2% general partner interest (which is held by SemGroup).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated fair values of long-lived assets used in impairment tests; (4) fair values of derivative instruments; (5) valuation of goodwill and other intangible assets; and (6) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.
CASH AND CASH EQUIVALENTS—Cash includes currency on hand and demand and time deposits with banks or other financial institutions. Cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase. Balances at financial institutions may exceed federally insured limits.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

ACCOUNTS RECEIVABLE – Accounts receivable are reported net of the allowance for doubtful accounts. Our assessment of the allowance for doubtful accounts is based on several factors, including the overall creditworthiness of our customers, existing economic conditions, and the amount and age of past due accounts. We enter into netting arrangements with certain counterparties to help mitigate credit risk. Receivables subject to netting are presented as gross receivables (with the related accounts payable also presented gross) until such time as the balances are settled. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The allowance for doubtful accounts was $0 at December 31, 2014 and 2013.
INVENTORIES – Inventories primarily consist of crude oil. Inventories are valued at the lower of cost or market, with cost generally determined using the weighted-average method. The cost of inventory includes applicable transportation costs. During the year ended December 31, 2014, we recorded non-cash charges of $5.7 million to write-down inventory to the lower of cost or market.
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
Depreciation is calculated primarily on the straight-line method over the following estimated useful lives:

Pipelines and related facilities	20 years
Storage and terminal facilities	10 –25 years
Trucking equipment and other	3 – 7 years
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
GOODWILL — We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the asset group to which the goodwill relates and comparing this fair value to the net book value of the asset group. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Our policy is to test goodwill for impairment on October 1st of each year.
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
COMMODITY DERIVATIVE INSTRUMENTS – We generally record the fair value of derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue. As shown in Note 6, the fair value of derivatives at December 31, 2014 and 2013 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits have not generally been netted against derivative assets or liabilities at December 31, 2014 and 2013.
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
REVENUE RECOGNITION – Product revenues relate primarily to our marketing business in the Bakken Shale area and to certain fixed-margin transactions related to our pipeline system in Kansas and Oklahoma. The fixed-margin transactions are structured such that we purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. Sales of product are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Any transportation costs we incur to ship product on third-party infrastructure are included in the price of product sold to customers, and are included within product revenues and costs of products sold. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). As described in Note 6, product revenues include realized and unrealized gains and losses on commodity derivatives.
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
COMMON CONTROL TRANSACTIONS – Entities and assets acquired from SemGroup and its affiliates are accounted for as common control transactions whereby the net assets acquired are recorded at their historical amounts. Any consideration in excess of the historical amount is treated as an equity transaction, similar to a dividend, which reduces the partners' equity accounts pro-rata based on their relative ownership percentages. Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statements of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity.
NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES – Noncontrolling interests represents the ownership interest in our consolidated subsidiary, SemCrude Pipeline, L.L.C. ("SCPL"), which was retained by SemGroup prior to our acquisition of the remaining noncontrolling interest in 2014. Income was allocated to noncontrolling interests pro-rata based on relative ownership interests in SemCrude Pipeline.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

3.	ACQUISITIONS
During the year ended December 31, 2014, we completed the following acquisitions:
SemCrude Pipeline, L.L.C.
On June 23, 2014, we acquired the remaining 33% interest in SCPL from SemGroup in exchange for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. SCPL owns a 51% membership interest in White Cliffs. As the transaction was between entities under common control, we recorded our investment in SCPL based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.
Class A units were not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volume on the White Cliffs Pipeline for such month is 125,000 barrels per day or greater. The Class A units converted to common units in January 2015.
The cash consideration was funded through a borrowing under our credit facility. The 2.425 million common units were valued at $49.49 per unit, or $120.0 million, based on the closing price on June 19, 2014, which was the date on which the transaction price was determined. The Class A units were valued at $49.49 per unit discounted for the expected forbearance of distributions, or $58.6 million. The non-cash contribution to the general partner's capital account was made in the amount of $3.6 million.

Crude oil trucking assets
On June 24, 2014, we acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") for $44.0 million in cash. Highlights of the transaction include:

•	124 trucks, 122 trailers and miscellaneous equipment; and

•	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
The results of operations of these assets from June 24, 2014 to December 31, 2014 have been included in our consolidated statement of income and in our consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2014, our consolidated statements of income did not include material amounts of revenue or operating income related to these assets. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
Fair values of the acquired assets were determined based on the cost, income and market approach methodologies. The trucks and equipment acquired were valued based on the cost approach, which considers the replacement cost of the assets adjusted for depreciation and physical deterioration, and the market approach, which considers the value of transactions for comparable assets. The value of the customer contract was determined based on the income approach using the excess earnings method over the remaining life of the contract and assuming a 95% probability of renewal.
We have recorded the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$19,092
Customer contract intangible	17,010
Goodwill	7,892
Total assets acquired	$43,994
The above finalized purchase price allocation resulted in adjustments to previously reported estimates. Our preliminary estimate of the value of the acquired property, plant and equipment was reduced by $2.6 million and our estimate of the value of the intangible asset was increased by $12.6 million which resulted in a decrease in the value of the associated goodwill of $10.0 million.
Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of the acquired business as a platform for growth and the acquired assembled workforce.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

3.	ACQUISITIONS, Continued

During the year ended December 31, 2013, we completed the following acquisitions:
SemCrude Pipeline, L.L.C.
On January 11, 2013, we acquired a 33% interest in SCPL from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us.
The cash consideration was funded through a borrowing under our credit facility of approximately $130.3 million and the sale of 2.0 million common units through a private placement (Note 11). The 1.5 million common units were valued at $29.63 per unit, or $44.4 million, based on the sales price to third parties in the private placement on January 11, 2013. The Class A units were valued at $29.63 per unit discounted for the expected forbearance of distributions, or $30.5 million. The contribution to the general partner's capital account was made in the amount of $2.7 million.
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
The cash consideration was funded through a borrowing under our credit facility. The 1.5 million common units were valued at $36.30 per unit, or $54.5 million, based on the closing price on December 11, 2013, which was the date on which the transaction price was determined. The Class A units were valued at $36.30 per unit discounted for the expected forbearance of distributions, or $39.6 million. The non-cash contribution to the general partner's capital account was made in the amount of $1.9 million.
In conjunction with the SCPL transactions, we incurred $4.1 million of cost, of which $1.6 million of equity issuance costs were offset against proceeds, $1.6 million was related to the borrowing and was deferred, and $0.9 million was expensed as general and administrative expense in the consolidated statement of income.
As the SCPL transactions were between entities under common control, we recorded our investment in White Cliffs based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.

Barcas Field Services, LLC
On September 1, 2013, we completed the acquisition of the assets of Barcas Field Services, LLC ("Barcas") for $49.0 million in cash. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.
Fair values of the acquired assets were determined based on the cost, income and market approach methodologies. The trucks and equipment acquired were valued based on the cost approach which considers the replacement cost of the assets adjusted for depreciation and physical deterioration. The value of the customer contract was determined based on the income approach using the excess earnings method over the remaining life of the contract and assuming a 50% probability of renewal. The market approach which considers the value of comparable transactions was used to value the acquired land.

We have recorded fair values of the assets acquired as follows (in thousands

Property, plant and equipment	$13,865
Customer contract intangible	6,880
Goodwill	28,224
Total assets acquired	$48,969
Based on the final purchase price allocation, the amounts above differ from those reported at December 31, 2013 by a non-cash adjustment which decreased goodwill and other intangible assets and increased property, plant and equipment by $0.1 million.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

3.	ACQUISITIONS, Continued

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents cost savings due to the ability to transport using the acquired trucks rather than third-party trucks, the ability to bring more volume from the field into our pipelines, the opportunity to use the acquired business as a platform for growth and the acquired assembled workforce.

Tampa Pipeline
On November 8, 2013, we acquired a 12-mile, 12-inch crude oil pipeline from Noble Energy, Inc. that extends from Platteville, Colorado to Tampa, Colorado for a purchase price of $8.2 million. The pipeline had been recently constructed by Noble Energy, Inc. and was placed into service with the acquisition. The pipeline connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market.

Subsequent Event
On February 13, 2015, we acquired the Wattenberg Oil Trunkline and Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain Pipeline LLC ("Glass Mountain"), from SemGroup in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units and (iii) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. The cash consideration was funded through a borrowing under our credit facility and the issuance and sale of 2.3 million common units in an underwritten public offering for net proceeds of $89.1 million. As the transaction was between entities under common control, we will record the acquired assets and liabilities based on SemGroup's historical cost. The purchase price in excess of historical cost will be treated as an equity transaction with SemGroup, which will reduced the capital accounts of our general and limited partners on a pro-rata basis.

4.	EQUITY METHOD INVESTMENT
SemCrude Pipeline, L.L.C.
Prior to our December 16, 2013 acquisition of additional ownership interests in SCPL (Note 3), we accounted for our interest in SCPL under the equity method. Subsequent to our acquisition of additional ownership interests on December 16, 2013, we consolidated SCPL and reported a noncontrolling interest, the ownership interest in SCPL which was retained by SemGroup, until our purchase of the noncontrolling interest on June 23, 2014. Our consolidated income statement for the year ended December 31, 2013 includes $13.8 million of equity earnings from SCPL prior to consolidation. For the year ended December 31, 2013, we received cash distributions from SCPL of $17.0 million.
SCPL's only substantial asset is a 51% interest in White Cliffs, which is accounted for under the equity method.
White Cliffs Pipeline, L.L.C.
For the years ended December 31, 2014 and 2013, we recorded equity in earnings of White Cliffs of $57.4 million and $3.8 million, respectively. The equity earnings for the year ended December 31, 2013 represent one month of earnings subsequent to our consolidation of SCPL. We received cash distributions from White Cliffs of $66.8 million for the year ended December 31, 2014. No distributions were received from White Cliffs for the year ended December 31, 2013, as distributions are paid on a one-month lag. Our distribution of earnings related to December 2013 was received in January 2014.
Certain summarized balance sheet information of White Cliffs as of December 31, 2014 and 2013 is shown below (in thousands):

	December 31, 2014	December 31, 2013
Current assets	$35,623	$98,457
Property, plant and equipment, net	471,179	312,831
Goodwill	17,000	17,000
Other intangible assets, net	16,043	20,802
Total assets	$539,845	$449,090
Current liabilities	$11,108	$9,648
Members’ equity	528,737	439,442
Total liabilities and members’ equity	$539,845	$449,090

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.    EQUITY METHOD INVESTMENT, Continued

Certain summarized income statement information of White Cliffs for the years ended December 31, 2014 and 2013 is shown below (in thousands):

	Year ended December 31, 2014	Year Ended December 31, 2013
Revenue	$160,369	$133,310
Operating, general and administrative expenses	$23,067	$23,825
Depreciation and amortization expense	$23,257	$18,668
Net income	$114,045	$90,817
The equity in earnings of White Cliffs for the years ended December 31, 2014 and 2013, recorded by SCPL, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our membership interest. White Cliffs recorded $1.6 million and $1.8 million of such general and administrative expense for the years ended December 31, 2014 and 2013, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund an expansion project adding approximately 65,000 barrels per day of capacity. We expect to contribute $40.0 million for this project. The project is expected to be complete in late 2015.
For the years ended December 31, 2014 and 2013, we contributed $53.3 million and $31.8 million, respectively, related to a project which added a 12-inch line from Platteville, Colorado to Cushing, Oklahoma and increased capacity to 150,000 barrels per day. This project was completed in August 2014. Contributions to White Cliffs in 2014 were partially funded by $14.4 million of contributions from the noncontrolling interest in SCPL.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 as an exhibit to this Form 10-K.

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$17,070	$17,058
Pipelines and related facilities	189,775	181,697
Storage and terminal facilities	129,938	118,864
Linefill	25,507	13,866
Trucking equipment and other	40,190	19,089
Construction-in-progress	11,570	17,575
Property, plant and equipment, gross	414,050	368,149
Accumulated depreciation	(78,140)	(56,533)
Property, plant and equipment, net	$335,910	$311,616

We recorded depreciation expense of $30.0 million, $22.0 million and $12.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $0.3 million and $0.7 million of interest costs during the years ended December 31, 2014 and 2013, respectively. No interest costs were capitalized during the year ended December 31, 2012.

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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$3,198	$(1,637)	$1,561	$36	$(36)	$—
Liabilities	1,637	(1,637)	—	96	(36)	60

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. At December 31, 2014, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the years ended December 31, 2014, 2013 and 2012, as such no rollforward of activity has been presented.
The following table sets forth the notional quantities for derivative instruments entered into during the periods indicated (in thousands of barrels):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Sales	6,641	2,595	1,743
Purchases	6,477	2,575	1,636
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of the derivative instruments on our consolidated balance sheets in other current assets and other current liabilities. The fair value of our commodity derivative assets and liabilities recorded to other current assets and other current liabilities was as follows (in thousands):

December 31, 2014		December 31, 2013
Assets	Liabilities	Assets	Liabilities
$1,561	$—	$—	$60
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $0.8 million and $0.8 million at December 31, 2014 and 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2014 and 2013, we would have had net asset positions of $2.4 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Year Ended	Year Ended	Year Ended
December 31, 2014	December 31, 2013	December 31, 2012
$17,351	$(1,593)	$149
Concentrations of risk
During the year ended December 31, 2014, we generated approximately $964 million of revenue from two third-party customers, which represented approximately 75% of our consolidated revenue. We purchased approximately $622 million of product from two third-party suppliers, which represented approximately 55% of our costs of products sold. At December 31, 2014, two third-party customers accounted for 53% of our consolidated accounts receivable.
As described in Note 14, we also generated revenues and expenses from other subsidiaries of SemGroup.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Changes in goodwill are shown below (in thousands):

Balance at December 31, 2012	$—
Barcas acquisition (Note 3)	28,322
Balance at December 31, 2013	28,322
Oilfield trucking acquisition (Note 3)	7,892
Barcas purchase price adjustment	(98)
Balance at December 31, 2014	$36,116

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets
Changes in other intangible assets are shown below (in thousands):

Balance at December 31, 2012	$—
Barcas acquisition	6,930
Amortization	(1,155)
Balance at December 31, 2013	5,775
Oilfield trucking acquisition	17,010
Barcas purchase price adjustment	(50)
Amortization	(6,095)
Balance at December 31, 2014	$16,640
For the year ended December 31, 2014, we recorded a $17.0 million customer contract intangible asset related to the Chesapeake trucking acquisition. The intangible is being amortized in proportion with the expected revenues associated with the contract over 20 years.
The Barcas customer contract intangible was fully amortized during the year ended December 31, 2014 due to certain contractual terms being satisfied.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For the twelve months ending:
December 31, 2015	$1,073
December 31, 2016	1,881
December 31, 2017	2,132
December 31, 2018	2,172
December 31, 2019	1,680
Thereafter	7,702
Total estimated amortization expense	$16,640

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
5.625% senior unsecured notes	$400,000	$—
Revolving credit facility	32,000	245,000
Capital leases	132	125
Total long-term debt	432,132	245,125
less: current portion of long-term debt	40	37
Noncurrent portion of long-term debt	$432,092	$245,088
Senior unsecured notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the “Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by all of our existing subsidiaries other than Finance Corp. Such guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the subsidiary guarantors.

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
Interest on the Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. For the year ended December 31, 2014, we recorded interest expense of $11.7 million, including amortization of debt issuance costs. At December 31, 2014, we had $8.0 million of debt issuance costs, net of accumulated amortization, related to the Notes included in other noncurrent assets on our consolidated balance sheet.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

8.	LONG TERM DEBT, Continued

At December 31, 2014, we were in compliance with the terms of the Notes.
Revolving credit facility
At December 31, 2014, our credit agreement, as amended, provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement expires September 20, 2018, when all amounts owed will be due, and permits the increase of the facility by not more than $200 million, subject to certain conditions.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2014, we had outstanding borrowings of $32.0 million. Borrowings of $20 million incurred interest at the Eurodollar rate plus an applicable margin and borrowings of $12 million incurred interest at the ABR rate plus an applicable margin. The interest rates at December 31, 2014 were 2.74% for Eurodollar borrowings and 4.75% for ABR borrowings.
Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2014, there were $17.5 million in outstanding letters of credit, and the rate in effect was 2.50%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
The credit facility also allows for the use of secured bilateral letters of credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2014, we had $67.6 million of secured bilateral letters of credit outstanding and the interest rate in effect was 1.75%.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million.
During the years ended December 31, 2014, 2013 and 2012, we recorded $9.0 million, $8.7 million and $1.9 million, respectively, of interest expense related to the credit facility, including amortization of capitalized loan fees. At December 31, 2014, we had $3.8 million in capitalized loan fees, net of accumulated amortization, related to the credit facility included in other noncurrent assets.
The credit agreement contains representations and warranties and affirmative and negative covenants. The covenants in the agreement include limitations on creation of new indebtedness and liens, entry into sale and lease-back transactions, investments, and fundamental changes including mergers and consolidations, certain cash distributions and other distributions, material changes in our business and modifying certain documents.
Subsequent to the issuance of the Notes, we elected to adhere to alternative financial performance covenants under our credit facility. These covenants require us to not permit the ratio of our consolidated EBITDA to our consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, to be less than 2.50 to 1.00, not permit the ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, to be greater than 5.50 to 1.00, or not permit the ratio of senior secured debt to our consolidated EBITDA to be greater than 3.50 to 1.00.
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

At December 31, 2014, we were in compliance with the terms of the credit agreement.
Capital lease obligations
At December 31, 2014, we had $92 thousand ($132 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2014 (in thousands). As described above, our debt agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	Senior Unsecured Notes	Revolving Credit Facility	Capital Leases	Total
For the year ended:
December 31, 2015	$—	$—	$40	$40
December 31, 2016	—	—	40	40
December 31, 2017	—	—	26	26
December 31, 2018	—	32,000	26	32,026
December 31, 2019	—	—	—	—
Thereafter	400,000	—	—	400,000
Total	$400,000	$32,000	$132	$432,132
Fair value
We estimate the fair value of our senior unsecured notes to be $368 million at December 31, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at December 31, 2014, and is categorized as a Level 2 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at December 31, 2014.

9.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the "Petition Date"), SemGroup, L.P., SemCrude, L.P. ("SemCrude"), the predecessor of Rose Rock, and Eaglwing, L.P. ("Eaglwing") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the "Plan of Reorganization"). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence and the financing arrangements upon emergence. SemGroup, SemCrude and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the "Emergence Date").
Claims reconciliation process
A large number of parties made claims against SemGroup for obligations alleged to have been incurred prior to the Petition Date. We have resolved or settled all of these outstanding claims and have made all required distributions. The Plan of Reorganization has therefore been fully administered.
On November 7, 2014, SemGroup Corporation and the other reorganized debtors moved for a final decree from the bankruptcy court closing the debtors’ bankruptcy cases. The United States Bankruptcy Court for the District of Delaware granted the request and entered its Order Granting Motion of Remaining Debtors for Entry of Final Decree on December 18, 2014. Accordingly, the bankruptcy cases for SemCrude, L.P., Eaglwing, L.P., SemCanada II, L.P.,

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

SemCanada L.P., SemGas, L.P., SemGroup, L.P., SemMaterials, L.P., and SemStream, L.P. have been closed. As part of its decree, the Court retained jurisdiction over certain on-going adversary proceedings, but the debtors have estimated and paid the claims associated with these remaining adversaries, leaving the non-debtor parties to the adversaries to resolve their remaining claims amongst themselves.
On January 2, 2015, Bettina M. Whyte, the duly appointed Trustee of the SemGroup Litigation Trust (the “Litigation Trustee”), filed a notice of appeal of the Bankruptcy Court’s December 18, 2014 order closing the aforementioned bankruptcy cases. However, the Bankruptcy Court’s order of final decree was effective upon entry, and the appeal does not stay the effect of the order. The Litigation Trustee’s appeal to the United States District Court for the District of Delaware is currently pending and will be opposed by SemGroup Corporation and the other remaining reorganized debtors. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment ("KDHE") initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that the KDHE believed, based on their historical use, may have soil or groundwater contamination in excess of state standards. The KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with the KDHE to conduct environmental assessments on the sites and to pay the KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Three of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appeared to have ground water contamination requiring further delineation and/or on-going monitoring. Work plans have been submitted to, and approved by, the KDHE. One site was closed and we anticipate closure in 2015 for three of the remaining four sites. SemGroup does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries. At this time, the following lawsuits have been filed in either the District Court of Zavala County, Texas or the District Court of Dimmit County, Texas, Olga D. Rubio and Carlos Rubio, Individually and on Behalf of All Statutory Wrongful Death Beneficiaries of Carlos Rubio, Jr., Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodrigues, Plaintiffs and Alejandra Abigail Ortega, Individually and as next friend of K.A.P., a minor, and as Representative of the Estate of Eduardo Pena, and Julian Pena and Nelva G. Suifuentes Pena Intervenors vs. Rose Rock Midstream Field Services, LLC, Jesus Riojas, and Roberto Rivera; Derek Muhlenbruch vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; and Agustin Lara, Sr., Individually, and Elsa Zamarripa, Individually and As Representative of the Estate of Justin Lara, Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas.  It is anticipated that additional lawsuits will be brought on behalf of the other deceased and injured parties.  We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
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
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. SemGroup believes Blueknight’s causes of action to be without merit and will continue to defend its position; however, we cannot predict the outcome. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land and trucks. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

For twelve months ending:
December 31, 2015	$986
December 31, 2016	823
December 31, 2017	617
December 31, 2018	417
December 31, 2019	250
Thereafter	11
Total future minimum lease payments	$3,104
We recorded lease and rental expenses of $1.5 million, $1.2 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2014, such commitments included the following (in thousands

	Volume (barrels)	Value
Fixed price purchases	13,648	$1,141,694
Fixed price sales	13,612	$1,152,966
Floating price purchases	7,187	$373,539
Floating price sales	7,293	$389,949
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
We do not directly employ any persons to manage or operate our business, as these functions are performed by employees of SemGroup. At December 31, 2014, SemGroup had approximately 360 employees who were dedicated primarily to the management and operation of our business. None of these employees are represented by labor unions, and none are subject to collective bargaining agreements.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. Awards are valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense is recognized over the vesting period and is discounted for estimated forfeitures. We use authorized but unissued units to satisfy our equity-based payment obligations. Although these awards are to be settled in units, we may elect to give participants the option of settling a portion of the awards in cash, to meet statutory minimum tax withholding requirements. The activity related to these awards is summarized below:

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

10.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION, Continued

	Unvested Units	Average Grant Date Fair Value	Aggregate Fair Value of Units (in thousands)
Outstanding at December 31, 2011	—	$—
Awards granted	46,069	$21.97
Awards vested	—	$—	$—
Awards forfeited	(2,109)	$20.60
Outstanding at December 31, 2012	43,960	$21.91
Awards granted	49,104	$34.41
Awards vested	(9,333)	$27.25	$254
Awards forfeited	(783)	$34.40
Outstanding at December 31, 2013	82,948	$28.59
Awards granted	46,536	$41.35
Awards vested	(5,712)	$35.87	$205
Awards forfeited	(21,432)	$29.82
Outstanding at December 31, 2014	102,340	$33.79
During the month of January 2015, 25,745 of these awards vested. Of these vested awards, 10,537 units were withheld to satisfy minimum tax requirements.
Compensation cost expensed for the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $0.8 million and $0.3 million, respectively. As of December 31, 2014, there was $1.8 million of total unrecognized compensation cost related to our nonvested awards, which is expected to be recognized over a weighted-average period of 19 months.
The holders of restricted units granted in 2012 are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units, based on the market price of our limited partner common units as of the close of business on the vesting date. The UUDs are subject to the same forfeiture and acceleration conditions as the associated restricted units. For the year ended December 31, 2014, no UUD units were issued upon the vesting of restricted units. For the year ended December 31, 2013, 406 UUD units were issued upon the vesting of restricted units. At December 31, 2014, the value of outstanding UUD’s was approximately $129 thousand. This is equivalent to approximately 2,835 common units based on the market price of our common units at the close of business on December 31, 2014 of $45.45 per unit. During the month of January 2015, 3,335 units were issued upon the vesting of restricted units noted above. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At December 31, 2014, the value of these UUDs related to cash settled unvested restricted units was approximately $177 thousand.
SemGroup stock-based compensation
Certain of SemGroup’s employees who support us participate in SemGroup’s equity-based compensation program. Awards under this program generally represent awards of restricted stock of SemGroup, which are subject to specified vesting periods. SemGroup charged us $1.1 million, $0.7 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to such equity-based compensation.

Defined contribution plan
Most of the employees of SemGroup who support us participate in one of SemGroup’s defined contribution plans. SemGroup charged us $0.9 million, $0.4 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, for contributions made by SemGroup to this plan.
Allocated employee compensation expenses
As described in Note 14, SemGroup allocated certain corporate general and administrative expenses to us. These allocated expenses included equity-based compensation and defined contribution plan benefits for corporate employees, and such expenses are in addition to the expenses described above for employees who directly support our operations.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

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
Limited partner interests – subordinated units
The holders of subordinated limited partner units have similar voting rights to holders of common limited partner units. However, as described below, the distribution rights for holders of subordinated units are different than those of common units. On February 17, 2015, all subordinated units converted to common units upon the achievement of certain targets specified in our partnership agreement. The conversion did not impact the total number of the Partnership’s outstanding units representing limited partner interests.
Limited partner interests – Class A units
As described in Note 3, Class A units were not eligible to receive cash distributions until certain operational targets were achieved by White Cliffs, at which time they would convert to common units. In December 2014, these operational targets were achieved by White Cliffs and on January 1, 2015 all 3,750,000 Class A units were converted to common units on a one-for-one basis. As the conversion took place before the date of record for our distribution of fourth quarter 2014 earnings, the Class A units participated in those distributions. The conversion did not impact the total number of the Partnership’s outstanding units representing limited partner interests.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

					Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit Target Amount				Unitholders	General Partner Interest	Incentive Distribution Rights
Minimum Quarterly Distribution				$0.362500	98.0%	2.0%	—%
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—%
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%
Distributions paid
The following table shows distributions paid in 2015, 2014, 2013 and 2012:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
* Calculated as the $0.3625 minimum quarterly distribution, prorated based on the length of time during the three months ended December 31, 2011, that was subsequent to our initial public offering.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

Limited Partner Units
Changes in our limited partner units are as follows:

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A units
December 14, 2011 initial public offering	7,000,000	1,389,709	8,389,709	—
Balance at December 31, 2012	7,000,000	1,389,709	8,389,709	—
Private placement	2,000,000	—	—	—
Units issued to SemGroup in SemCrude Pipeline transactions	—	3,000,000	—	2,500,000
August common unit offering	4,750,000	—	—	—
Vesting of equity-based compensation awards, including equivalent distributions	9,739	—	—	—
Balance at December 31, 2013	13,759,739	4,389,709	8,389,709	2,500,000
Units issued to SemGroup in SemCrude Pipeline transaction	—	2,425,000	—	1,250,000
Vesting of equity-based compensation awards, including equivalent distributions	5,712	—	—	—
Balance at December 31, 2014	13,765,451	6,814,709	8,389,709	3,750,000
There were no units issued between the December 14, 2011 initial public offering and December 31, 2012.
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
See Note 3 for information related to units issued to SemGroup as consideration in the SemCrude Pipeline transactions.
See Note 10 for information related to units issued due to vesting of equity-based compensation awards.
Subsequent Events
On January 1, 2015, based upon satisfying certain operational targets by White Cliffs, all 3,750,000 Class A units were converted to common units on a one-for-one basis. The conversion did not impact the total number of the Partnership's outstanding units representing limited partner interests.
On February 13, 2015, we issued and sold 2.3 million common limited partner units to the public for net proceeds of $89.1 million. Proceeds were used to acquire the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. See Note 3 for additional information related to the acquisition including units issued to SemGroup as consideration.
On February 17, 2015, certain targets specified in our partnership agreement were achieved and all 8,389,709 subordinated units were converted to common units. The conversion did not impact the total number of the partnership’s outstanding units representing limited partner interests.

12.	EARNINGS PER LIMITED PARTNER UNIT
Net income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations, such as incentive distributions that are allocated to the general partner.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

12.	EARNINGS PER LIMITED PARTNER UNIT, Continued

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
The following tables set forth the computation of basic and diluted earnings per limited partner unit for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit data):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income attributable to Rose Rock Midstream, L.P.	$54,819	$36,749	$23,954
Less: General partner’s incentive distribution earned (*)	6,698	483	—
Less: General partner’s 2.0% ownership	1,096	735	479
Net income allocated to limited partners	$47,025	$35,531	$23,475
Numerator for basic and diluted earnings per limited partner unit (**):
Allocation of net income among limited partner interests:
Net income allocable to common units	$32,914	$22,701	$11,737.5
Net income allocable to subordinated units	13,912	13,321	11,737.5
Net income (loss) allocable to Class A units	199	(491)	—
Net income allocated to limited partners	$47,025	$35,531	$23,475
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	19,419	13,672	8,390
Effect of non-vested restricted units	65	36	16
Diluted weighted average number of common units outstanding	19,484	13,708	8,406
Basic and diluted weighted average number of subordinated units outstanding	8,390	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	3,154	1,264	—
Earnings (loss) per limited partner unit:
Common units (basic)	$1.69	$1.66	$1.40
Common units (diluted)	$1.69	$1.66	$1.40
Subordinated units (basic and diluted)	$1.66	$1.59	$1.40
Class A units (basic and diluted)	$0.06	$(0.39)	$—
(*) Based on the amount of the distributions declared per common unit related to earnings for the year ended December 31, 2012, our general partner was not entitled to receive incentive distributions for that period.
(**) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Prior to the conversion of the Class A units in January 2015, the Class A units did not participate in cash distributions, but were allocated a proportional share of undistributed earnings. Class A units will receive the declared distribution for the fourth quarter of 2014, as such the fourth quarter distribution is reflected in the earnings attributable to Class A units for the year ended December 31, 2014. As distributions related to the available cash exceeded net income, the Class A units reflect a loss for the year ended December 31, 2013.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

13.	SUPPLEMENTAL INFORMATION —STATEMENTS OF CASH FLOWS
Acquisitions
In connection with the acquisition of the remaining interest in SCPL in 2014 (Note 3), we issued 2.425 million common units and 1.25 million Class A units, valued at $120.0 million and $58.6 million, respectively, as non-cash consideration to SemGroup. In addition a non-cash contribution of $3.6 million was recorded to the general partner's capital account.
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
In connection with the acquisition of SCPL in 2013, we issued 3.0 million common units and 2.5 million Class A units, valued at $98.9 million and $70.1 million, respectively, as non-cash consideration to SemGroup. In addition, a non-cash contribution of $4.6 million was recorded to the general partner's capital account.
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
Other supplemental disclosures
We paid cash for interest totaling $8.5 million, $7.2 million and $1.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. We accrued $0.1 million and $0.1 million for purchases of property, plant and equipment at December 31, 2014 and 2012, respectively. We had no accrued purchases of property, plant and equipment at December 31, 2013.

14.	RELATED PARTY TRANSACTIONS
 Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $33.8 million, $13.5 million and $12.1 million during the years ended December 31, 2014, 2013 and 2012, respectively, for direct employee costs, including equity compensation and defined contribution plan benefits described in Note 10. These expenses were recorded to operating expenses and to general and administrative expenses in our consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. The allocation of expenses is determined based on a transfer pricing analysis which is periodically updated. The most recent update occurred in December 2014.
SemGroup charged us $10.1 million, $7.0 million and $6.4 million during the years ended December 31, 2014, 2013 and 2012, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our consolidated statements of income.
Common control transactions
During 2014 and 2013, we purchased interests in SCPL from SemGroup. See Note 3 for additional information.
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
For the years ending December 31, 2014, 2013 and 2012, we generated revenues from NGL Energy in the amounts of $400.3 million, $693.2 million and $362.7 million, respectively. For the years ending December 31, 2014, 2013 and 2012, we made purchases of condensate from NGL Energy in the amounts of $437.0 million, $669.4 million and $328.6 million, respectively. We received reimbursements from NGL Energy for certain services in the amount of $168.0 thousand and $182.0 thousand for the years ended December 31, 2014 and 2013, respectively. There were no reimbursements from NGL Energy during the year ended December 31, 2012.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, Continued

Transactions with NGL Energy and its subsidiaries primarily relate to marketing, storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our consolidated statements of income because the purchases of inventory and subsequent sales of the inventory were with the same counterparty. For comparability, prior year amounts above have been recast to include transactions with Gavilon, LLC, which was not affiliated with NGL Energy until December 2013.
SemGas
We purchase condensate from SemGas, L.P. (“SemGas”), which is also a wholly-owned subsidiary of SemGroup. Our purchases from SemGas were $37.9 million, $24.0 million and $10.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
White Cliffs
We provide storage and management services to White Cliffs. We generated revenues from White Cliffs of $2.9 million, $2.9 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We incurred $3.9 million of cost for the year ended December 31, 2014 related to transportation fees for shipments on White Cliffs.
Glass Mountain Pipeline, LLC
SemGroup holds a 50% interest in Glass Mountain. We incurred $0.8 million of cost for the year ended December 31, 2014 related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.5 million in fees from Glass Mountain for the year ended December 31, 2014 related to support services associated with Glass Mountain's pipeline operations.
 Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $0.1 million, $0.4 million and $0.6 million in legal fees and related expenses to this law firm during the years ended December 31, 2014, 2013 and 2012, respectively.
Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $0.1 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on the unaudited consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2014, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$290,923	$290,432	$374,945	$334,344	$1,290,644
Total expenses	283,572	285,019	366,967	329,451	1,265,009
Earnings from equity method investment	11,080	12,291	16,289	17,718	57,378
Operating income	18,431	17,704	24,267	22,611	83,013
Other expenses, net	2,272	2,574	7,774	7,816	20,436
Net income	16,159	15,130	16,493	14,795	62,577
Less: net income attributable to noncontrolling interests	3,676	4,082	—	—	7,758
Net income attributable to Rose Rock Midstream, L.P.	$12,483	$11,048	$16,493	$14,795	$54,819
Earnings (loss) per limited partner unit
Common unit (basic)	$0.45	$0.41	$0.50	$0.34	$1.69
Common unit (diluted)	$0.45	$0.41	$0.50	$0.34	$1.69
Subordinated unit (basic and diluted)	$0.45	$0.37	$0.50	$0.34	$1.66
Class A unit (basic and diluted)*	$(0.05)	$(0.25)	$(0.07)	$0.34	$0.06
* Class A units converted to common units on January 1, 2015 and were eligible for distributions of fourth quarter 2014 earnings.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

15.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

Summarized information on the consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2013, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$171,232	$161,422	$181,831	$252,041	$766,526
Total expenses	160,937	153,257	174,074	249,738	738,006
Earnings from equity method investments	3,453	3,451	3,527	7,140	17,571
Operating income	13,748	11,616	11,284	9,443	46,091
Other expenses, net	1,754	2,482	1,873	1,977	8,086
Net income	11,994	9,134	9,411	7,466	38,005
Less: net income attributable to noncontrolling interests	—	—	—	1,256	1,256
Net income attributable to Rose Rock Midstream, L.P.	$11,994	$9,134	$9,411	$6,210	$36,749
Earnings (loss) per limited partner unit
Common unit (basic)	$0.59	$0.44	$0.45	$0.26	$1.66
Common unit (diluted)	$0.59	$0.44	$0.45	$0.26	$1.66
Subordinated unit (basic and diluted)	$0.57	$0.44	$0.37	$0.24	$1.59
Class A unit (basic and diluted)	$0.16	$—	$(0.08)	$(0.38)	$(0.39)

Index to Exhibits
The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on June 23, 2014).

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

4.1
Indenture, dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on July 2, 2014).

4.2	Form of 5.625% Senior Note due 2022 (included as Exhibit 1 to Exhibit 4.1 of this Annual Report on Form 10-K).
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

10.10*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form 10 of SemGroup (file No. 001-34736) filed on July 23, 2010).

10.11*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (filed as Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 12, 2013).

10.12
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan, effective as of December 1, 2014 (filed as Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 8, 2014.

10.13
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-35365), filed with the Commission on March 12, 2014).

10.14*	Form of Amendment to Severance Agreement between SemGroup Corporation and each of its executive officers (filed as Exhibit 10.14 to the Form S-1, filed with the Commission on November 23, 2011).

21	Subsidiaries of Rose Rock Midstream, L.P.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.