Form 10-Q
period 2015-03-31
Rose Rock Midstream, L.P.
filed 2015-05-08
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At April 30, 2015, there were 36,790,363 common units outstanding.

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

•
Our ability to comply with the covenants contained in our credit facility and the indenture governing our senior notes, including requirements under our credit facility to maintain certain financial ratios;

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,323	$3,625
Accounts receivable	188,847	224,881
Receivable from affiliates	13,420	15,485
Inventories	55,680	26,722
Other current assets	3,995	4,056
Total current assets	275,265	274,769
Property, plant and equipment (net of accumulated depreciation of $92,493 and $82,646 at March 31, 2015 and December 31, 2014, respectively)	405,283	396,066
Equity method investments	425,655	269,635
Goodwill	36,116	36,116
Other intangible assets (net of accumulated amortization of $638 and $370 at March 31, 2015 and December 31, 2014, respectively)	16,372	16,640
Other noncurrent assets, net	12,475	13,037
Total assets	$1,171,166	$1,006,263
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$178,964	$211,300
Payable to affiliates	26,148	27,909
Accrued liabilities	17,323	23,282
Other current liabilities	5,172	3,191
Total current liabilities	227,607	265,682
Long-term debt	661,072	432,092
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (16,083,994 and 13,765,451 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	103,207	69,929
Common units – SemGroup (20,704,418 and 6,814,709 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	169,199	155,367
Subordinated units – SemGroup (0 and 8,389,709 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	—	(60,760)
Class A units - SemGroup (0 and 3,750,000 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	—	76,321
General partner	10,081	67,632
Total partners' capital	282,487	308,489
Total liabilities and partners' capital	$1,171,166	$1,006,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended March 31,
	2015	2014
Revenues, including revenues from affiliates (Note 9):
Product	$106,567	$266,290
Service	28,126	26,224
Total revenues	134,693	292,514
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	96,237	254,537
Operating	20,951	15,215
General and administrative	5,620	3,747
Depreciation and amortization	10,143	11,482
Total expenses	132,951	284,981
Earnings from equity method investments	20,864	11,080
Operating income	22,606	18,613
Interest expense	8,006	2,387
Net income	14,600	16,226
Less: net income attributable to noncontrolling interests	—	3,676
Net income attributable to Rose Rock Midstream, L.P.	$14,600	$12,550
Net income allocated to general partner	$4,742	$805
Net income allocated to common unitholders	$9,858	$8,114
Net income allocated to subordinated unitholders	$—	$3,750
Net income (loss) allocated to Class A unitholders	$—	$(119)
Net income (loss) per limited partner unit:
Common unit (basic)	$0.28	$0.45
Common unit (diluted)	$0.28	$0.45
Subordinated unit (basic and diluted)	$—	$0.45
Class A unit (basic and diluted)	$—	$(0.05)
Basic weighted average number of limited partner units outstanding:
Common units	34,804	18,149
Subordinated units	—	8,390
Class A units	—	2,500
Diluted weighted average number of limited partner units outstanding:
Common units	34,847	18,198
Subordinated units	—	8,390
Class A units	—	2,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$14,600	$16,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,143	11,482
Loss (gain) on disposal of long-lived assets, net	152	(34)
Amortization of debt issuance costs	527	260
Inventory valuation adjustment	1,187	—
Non-cash equity compensation	298	260
Net unrealized loss related to derivative instruments	2,531	606
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	36,034	(61,400)
Decrease (increase) in receivable from affiliates	2,065	15,589
Decrease (increase) in inventories	(30,145)	3,238
Decrease (increase) in other current assets	(1,579)	(76)
Increase (decrease) in accounts payable and accrued liabilities	(41,237)	54,461
Increase (decrease) in payable to affiliates	(1,646)	(22,425)
Net cash provided by (used in) operating activities	(7,070)	18,187
Cash flows from investing activities:
Capital expenditures	(15,431)	(7,704)
Proceeds from sale of long-lived assets	86	650
Contributions to equity method investments	(15,182)	(13,152)
Acquisitions	(205,071)	—
Distributions from equity investments in excess of equity in earnings	5,201	2,505
Net cash used in investing activities	(230,397)	(17,701)
Cash flows from financing activities:
Debt issuance costs	—	(62)
Borrowings on revolving credit facility	312,000	46,000
Principal payments on revolving credit facility	(83,000)	(46,500)
Principal payments on capital lease obligations	(12)	(9)
Proceeds from common L.P. unit issuance, net of offering costs	89,119	—
Contribution from general partner	—	2,823
Cash consideration in excess of historical cost of acquisitions from SemGroup	(46,264)	—
Cash distributions to partners	(24,678)	(12,841)
Cash distributions to noncontrolling interests	—	(4,324)
Contributions from noncontrolling interests	—	1,617
Net cash provided by (used in) financing activities	247,165	(13,296)
Net increase (decrease) in cash and cash equivalents	9,698	(12,810)
Cash and cash equivalents at beginning of period	3,625	15,437
Cash and cash equivalents at end of period	$13,323	$2,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
Prior period financial information has been recast to reflect the effects of a common control acquisition completed on February 13, 2015. See Note 3 for additional information.
The condensed consolidated balance sheet at December 31, 2014, which is derived from audited financial statements and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC. These condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Partnership and the results of its operations and its cash flows. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
On April 30, 2015. the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-06, "Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a Consensus of the FASB Emerging Issues Task Force)", which requires a master limited partnership ("MLP") to allocate earnings (losses) of the transferred business entirely to the general partner when calculating earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU that the limited partners previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose the how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. We early adopted this guidance in the first quarter of 2015 and the impact was not material.
On April 7, 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

The new guidance shall be applied on a retrospective basis for all periods presented. We will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

2.	EQUITY METHOD INVESTMENTS
Under the equity method, we do not report the individual assets and liabilities of our investees. Instead, our membership interests are reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
Our equity method investments consist of the following (in thousands):

	March 31, 2015	December 31, 2014
White Cliffs Pipeline, L.L.C.	$279,753	$269,635
Glass Mountain Pipeline LLC	145,902	—
Total equity method investments	$425,655	$269,635
Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
White Cliffs Pipeline, L.L.C.	$19,090	$11,080
Glass Mountain Pipeline LLC	1,774	—
Total earnings from equity method investments	$20,864	$11,080
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
White Cliffs Pipeline, L.L.C.	$24,154	$13,585
Glass Mountain Pipeline LLC	1,911	—
Total cash distributions received from equity method investments	$26,065	$13,585
White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months ended March 31, 2015 and 2014 is shown below (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended March 31,
	2015	2014
Revenues	$54,614	$33,274
Operating, general and administrative expenses	$8,353	$6,768
Depreciation and amortization expense	$8,538	$4,393
Net income	$37,723	$22,113
Our equity in earnings of White Cliffs for the three months ended March 31, 2015 and 2014 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.3 million and $0.4 million of such general and administrative expense for the three months ended March 31, 2015 and 2014, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the three months ended March 31, 2015, we contributed $14.9 million to these projects, including a $6.6 million contribution for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2015 and 2016 and are expected to total $30.1 million. The project is expected to be completed in late 2015.
Glass Mountain Pipeline LLC
Certain summarized unaudited income statement information of Glass Mountain Pipeline LLC ("Glass Mountain") for the three months ended March 31, 2015 and 2014 is shown below (in thousands):

Three Months Ended March 31,
2015
Revenues	$11,121
Cost of sales	$1,982
Operating, general and administrative expenses	$1,438
Depreciation and amortization expense	$4,044
Net income	$3,655
Our equity in earnings of Glass Mountain for the three months ended March 31, 2015 is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.

3.	ACQUISITIONS

During the three months ended March 31, 2015, we completed the following acquisition:

•
On February 13, 2015, we acquired the Wattenberg Oil Trunkline ("WOT") and Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain, from SemGroup in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units, and (iii) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. The WOT is a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. It has a capacity of approximately 85,000 barrels per day. Glass Mountain owns a 215-mile crude oil pipeline in western and north central Oklahoma that is operated by Rose Rock.

The cash consideration was funded through a borrowing under our credit facility and the issuance and sale of common units in an underwritten public offering (Note 7). As the transaction was between entities under common control, we recorded the acquired assets and liabilities based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the capital accounts of our general and limited partners on a pro-rata basis.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

The acquisition of WOT created a change in reporting entity, which required our historical results to be recast as if WOT had been part of Rose Rock in prior periods. The historical financial statements have been recast to reflect this change. The impact to prior periods was not significant. Prior period earnings of WOT have been allocated to the general partner.
The acquisition of Glass Mountain Holding, LLC, is equivalent to the acquisition of an equity method investment which does not create a change in reporting entity. As such, prior periods have not been recast to include the historical results of Glass Mountain. The Glass Mountain acquisition is reflected in our results as of January 1, 2015, which was the agreed upon date of transfer between SemGroup and Rose Rock. The difference between accounting for the transfer on January 1, 2015 versus the closing date of the transaction, February 13, 2015, is not significant to our financial results.

During the year ended December 31, 2014, we completed the following acquisitions:

•
On June 23, 2014, we acquired the remaining 33% interest in SemCrude Pipeline, L.L.C. ("SCPL") from SemGroup for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. SCPL owns a 51% membership interest in White Cliffs. As the transaction was between entities under common control, we recorded our investment in SCPL based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.

•	On June 24, 2014, we acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation for $44.0 million in cash.

4.	FINANCIAL INSTRUMENTS
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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$1,763	$(1,763)	$—	$3,198	$(1,637)	$1,561
Liabilities	$2,733	$(1,763)	$970	$1,637	$(1,637)	$—

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months ended March 31, 2015 and 2014. As such, no rollforward of Level 3 activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended March 31,
	2015	2014
Sales	5,731	815
Purchases	5,905	810
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

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$970	$1,561	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $3.2 million and $0.8 million as of March 31, 2015 and December 31, 2014, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of March 31, 2015 and December 31, 2014, we would have had net asset positions of $2.2 million and $2.4 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2015	2014
Commodity contracts	$(644)	$(807)
Concentrations of risk
During the three months ended March 31, 2015, two third-party customers accounted for approximately 79% of our consolidated revenue. We purchased approximately $71.2 million of product from two third-party suppliers, which represented approximately 74% of our costs of products sold.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

At March 31, 2015, two third-party customers accounted for 51% of our total accounts receivable.

5.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Rose Rock 5.625% senior unsecured notes	$400,000	$400,000
Rose Rock revolving credit facility	261,000	32,000
Capital leases	119	132
Total long-term debt	$661,119	$432,132
less: current portion of long-term debt	47	40
Noncurrent portion of long-term debt	$661,072	$432,092
Senior unsecured notes
At March 31, 2015, we had $400 million of 5.625% senior unsecured notes due 2022 outstanding. For the three months ended March 31, 2015, we incurred $5.8 million of interest expense related to these notes, including amortization of debt issuance costs.
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
Revolving credit facility
At March 31, 2015, we had outstanding borrowings of $261.0 million on our $585 million revolving credit facility, of which $36.0 million incurred interest at the alternate base rate ("ABR") plus an applicable margin and $225.0 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at March 31, 2015 on ABR borrowings was 4.75% and on Eurodollar borrowings was 2.68%.
We had $17.3 million in outstanding letters of credit at March 31, 2015, and the rate per annum was 2.50%.
At March 31, 2015, we had $9.1 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.
We recorded $2.3 million and $2.3 million of interest expense related to this facility during the three months ended March 31, 2015 and 2014, respectively, including amortization of debt issuance costs.
Fair value
We estimate the fair value of our senior unsecured notes to be $394 million at March 31, 2015, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at March 31, 2015, and is categorized as a Level 2 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at March 31, 2015.

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
Claims reconciliation process
A large number of parties made claims against SemGroup and the other debtors for obligations alleged to have been incurred prior to the bankruptcy filing. SemGroup has resolved or settled all of these outstanding claims and has made all required distributions. The Plan of Reorganization has therefore been fully administered.
On November 7, 2014, SemGroup Corporation and the other reorganized debtors moved for a final decree from the bankruptcy court closing the debtors’ bankruptcy cases. The United States Bankruptcy Court for the District of Delaware granted the request and entered its Order Granting Motion of Remaining Debtors for Entry of Final Decree on December 18, 2014. Accordingly, the bankruptcy cases for SemCrude, L.P., Eaglwing, L.P., SemCanada II, L.P., SemCanada L.P., SemGas, L.P., SemGroup, L.P., SemMaterials, L.P., and SemStream, L.P. have been closed. As part of its decree, the Court retained jurisdiction over certain on-going adversary proceedings, but the debtors have estimated and paid the claims associated with these remaining adversaries, leaving the non-debtor parties to the adversaries to resolve their remaining claims amongst themselves.
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

Rock Midstream Field Services, LLC, Jesus Riojas, and Roberto Rivera; Derek Muhlenbruch vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; and Agustin Lara, Sr., Individually, and Elsa Zamarripa, Individually and As Representative of the Estate of Justin Lara, Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; Jorge A Porras vs. Rose Rock Midstream Field Services, LLC; Nancy Garcia vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro a/n/f of Sergio Veyro, Jr. vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro as Rep of Estate of Sergio Veyro Sr., deceased vs. Rose Rock Midstream Field Services, LLC; Veronica Kimberly Veyro vs. Rose Rock Midstream Field Services, LLC; Roberto Rivera-Castilla vs. Rose Rock Midstream Field Services, LLC; Mary Alice Medellin vs. Rose Rock Midstream Field Services, LLC; Mary Medellin as Rep of Estate of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Mary Medellin on behalf of those entitled to recover for the Wrongful Death of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Elizabeth Rolon vs. Rose Rock Midstream Field Services, LLC and Juan Francisco Medellin, III vs. Rose Rock Midstream Field Services, LLC.  We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2015, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	13,145	$1,064,246
Fixed price sales	14,125	$1,127,864
Floating price purchases	7,149	$333,777
Floating price sales	8,611	$424,452
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.
See Note 2 for capital contribution requirements related to the White Cliffs expansion.

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2014 to March 31, 2015 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Total Equity
Balance at December 31, 2014	$69,929	$155,367	$(60,760)	$76,321	$67,632	$308,489
Net income	4,310	5,548	—	—	4,742	14,600
Equity issuance	89,119	70,560	—	—	3,259	162,938
Equity adjustment related to common control acquisition	(51,452)	(39,246)	(26,838)	—	(61,580)	(179,116)
Conversion to common units	—	(16,479)	92,800	(76,321)	—	—
Unvested distribution equivalent rights	(44)	—	—	—	—	(44)
Cash distributions to partners	(8,953)	(6,551)	(5,202)	—	(3,972)	(24,678)
Non-cash equity compensation	298	—	—	—	—	298
Balance at March 31, 2015	$103,207	$169,199	$—	$—	$10,081	$282,487

The December 31, 2014 balance for the general partner interest above has been recast to include equity related to WOT prior to its acquisition from SemGroup. The acquisition of WOT, an entity under common control with Rose Rock, created a change in reporting entity which required prior period financial information to be recast to include WOT (Note 3). "Equity adjustment related to common control acquisition" includes a $59.2 million reduction to general partner interest which reflects the payment made to SemGroup related to the historical value of WOT, which was included in the general partner interest due to the recast. The remaining amounts in "equity adjustment related to common control

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

acquisition" represent the excess of the acquisition price of WOT and a 50% interest in Glass Mountain over the SemGroup's historical value of those assets of $205.1 million. As Rose Rock recorded the acquisition based on SemGroup's historical value, the purchase price in excess of historical cost is treated as an equity distribution to SemGroup.
The following table shows the cash distributions paid or declared per common unit during 2015 and 2014:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
Equity incentive plan
We granted 24,498 restricted unit awards during the three months ended March 31, 2015, with a weighted average grant date fair value of $47.00. At March 31, 2015, there were 101,093 unvested restricted unit awards that have been granted pursuant to our equity incentive plan. During the three months ended March 31, 2015, 25,745 restricted unit awards vested of which 10,537 were withheld to satisfy tax withholding obligations. The cost associated with the withheld awards of $0.4 million is reflected in the condensed consolidated financial statements as a cash distribution to common public unitholders.
The holders of restricted units granted in 2012 are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units, based on the market price of our limited partner common units as of the close of business on the vesting date. In January 2015, 3,335 units were issued upon the vesting of the 2012 restricted units. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At March 31, 2015, the value of these UUDs related to cash settled unvested restricted units was approximately $222 thousand.
Equity issuance
On February 13, 2015, we issued and sold 2.3 million common limited partner units to the public for net proceeds of $89.1 million. Proceeds were used to acquire the WOT and a 50% interest in Glass Mountain from SemGroup. See Note 3 for additional information related to the acquisition including units issued to SemGroup as consideration.
Conversion of subordinated and Class A units
On January 1, 2015, based upon the satisfaction of certain operational targets by White Cliffs, all 3,750,000 Class A units were converted to common units on a one-for-one basis. The conversion did not impact the total number of our outstanding units representing limited partner interests.
On February 17, 2015, certain targets specified in our partnership agreement were achieved and all 8,389,709 subordinated units were converted to common units. The conversion did not impact the total number of our outstanding units representing limited partner interests.

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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended March 31,
	2015	2014
Net income attributable to Rose Rock Midstream, L.P.	$14,600	$12,550
Less: General partner's incentive distribution earned	4,450	488
Less: General partner's 2.0% ownership	292	317
Net income allocated to limited partners	$9,858	$11,745
Numerator for basic and diluted earnings per limited partner unit (*):
Allocation of net income among limited partner interests:
Net income allocable to common units	$9,858	$8,114
Net income allocable to subordinated units	—	3,750
Net loss allocable to Class A units	—	(119)
Net income allocated to limited partners	$9,858	$11,745
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	34,804	18,149
Effect of non-vested restricted units	43	49
Diluted weighted average number of common units outstanding	34,847	18,198
Basic and diluted weighted average number of subordinated units outstanding	—	8,390
Basic and diluted weighted average number of Class A units outstanding	—	2,500
Net income (loss) per limited partner unit:
Common unit (basic)	$0.28	$0.45
Common unit (diluted)	$0.28	$0.45
Subordinated unit (basic and diluted)	$—	$0.45
Class A unit (basic and diluted)	$—	$(0.05)
(*) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Prior to the conversion of the Class A units in January 2015, the Class A units did not participate in cash distributions, but were allocated a proportional share of undistributed earnings. As distributions related to the available cash exceeded net income, the Class A units reflect a loss for the three months ended March 31, 2014.

9.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. Allocations are based on the actual costs of employees operating Rose Rock, including employees added through growth and acquisitions. SemGroup charged us $10.3 million and $6.2 million during the three months ended March 31, 2015 and 2014, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $2.6 million and $1.9 million during the three months ended March 31, 2015 and 2014, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
SemGroup holds limited partner common units and general partner ownership interests in NGL Energy Partners LP ("NGL Energy"). We generated revenues from NGL Energy of $42.4 million and $134.1 million for the three months ended March 31, 2015 and 2014, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $35.2 million and $157.7 million for the three months ended March 31, 2015 and 2014, respectively. We received reimbursements from NGL Energy for support services in the amount of $42.0 thousand and $42.0 thousand for the three months ended March 31, 2015 and 2014, respectively.
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
SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. ("SemGas"), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $6.0 million and $9.9 million for the three months ended March 31, 2015 and 2014, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $1.0 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. We incurred $0.7 million and $0.9 million of cost for the three months ended March 31, 2015 and 2014, respectively, related to transportation fees for shipments on the White Cliffs Pipeline.
Glass Mountain Pipeline, LLC
We incurred $0.5 million of cost for the three months ended March 31, 2015 related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.2 million and $0.1 million in fees from Glass Mountain for the three months ended March 31, 2015 and 2014, respectively, related to support services associated with Glass Mountain's pipeline operations. We made purchases of crude oil of $1.5 million from Glass Mountain during the three months ended March 31, 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. No legal fees were paid to this law firm during the three months ended March 31, 2015. We paid $0.1 million in legal fees and related expenses to this law firm during the three months ended March 31, 2014. Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $3.3 thousand and $54.0 thousand during the three months ended March 31, 2015 and 2014, respectively.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Acquisition
In connection with the acquisition of WOT and a 50% interest in Glass Mountain (Note 3), we issued 1.75 million common units valued at $70.6 million as non-cash consideration to SemGroup. The valuation of the units is based on the

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

10.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

offering price for units concurrently sold in a public offering. In addition, a non-cash contribution of $3.3 million was recorded to the general partner's capital account.
As the transaction occurred between parties under common control, the purchase price in excess of SemGroup's historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts pro-rata based on ownership percentages. The $46.3 million of cash consideration in excess of historical cost is reflected as a distribution to SemGroup in the condensed consolidated cash flow statement. The entire amount of non-cash equity consideration was in excess of the historical cost and was reduced to zero value in the statement of equity.
Other supplemental disclosures
We paid cash interest of $14.2 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.
We accrued $5.1 million and $0.3 million for purchases of property, plant and equipment for the three months ended March 31, 2015 and 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC").
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

Fee-Based Services
We charge a capacity or volume-based fee for the storage and transportation of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended March 31, 2015 and 2014, approximately 69% and 68%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. (See "—How We Evaluate Our Operations—Adjusted Gross Margin" for definition of Adjusted gross margin.)
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as "fixed-margin" or "buy/sell" transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended March 31, 2015 and 2014, approximately 9% and 10%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin by using our pipeline, trucking and storage assets to capture location and quality differentials, including blending different crude oil grades to meet the refiners' preferred crude oil specifications. For the three months ended March 31, 2015 and 2014, approximately 22% and 22%, respectively, of our Adjusted gross margin was generated through marketing activities.
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

Our Property, Plant and Equipment
We own and operate all of our assets, which at March 31, 2015 include:

•
7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities;

•
a 570-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing, Oklahoma;

•
the Wattenberg Oil Trunkline, a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. It has a capacity of approximately 85,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

•
a sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. An additional four bays and 105,000 barrels of storage are currently under construction. Ten additional bays are currently in the design phase;

•	an 18-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of over 270 transport trucks and 275 trailers.

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

Our Investment in Glass Mountain Pipeline, LLC
We wholly own Glass Mountain Holding, L.L.C. ("GMH") which owns a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"). Glass Mountain owns a 215-mile pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline"), which we operate. It has capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage.

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
See "—Non-GAAP Financial Measures."
Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes
In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system, in our Bakken Shale and Platteville, Colorado operations and through our trucking fleet operations, we provide transportation services on a fee basis or pursuant to fixed-margin transactions, but in either case, the Adjusted gross margin we generate is dependent on the volume of crude oil transported (if on a fee basis) or purchased and sold (if pursuant to a fixed-margin transaction). We refer to these volumes, in the aggregate, as transportation volumes. Similarly, using our pipelines, trucking and storage assets, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts and crude oil blending. We refer to the crude oil volumes sold in our marketing operations, as marketing volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months ended March 31, 2015 and 2014 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended March 31,
(in thousands, except per unit and operating data)	2015	2014
Statements of income data:
Revenues, including revenues from affiliates:
Product	$106,567	$266,290
Service	28,126	26,224
Total revenues	134,693	292,514
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	96,237	254,537
Operating	20,951	15,215
General and administrative	5,620	3,747
Depreciation and amortization	10,143	11,482
Total expenses	132,951	284,981
Earnings from equity method investments	20,864	11,080
Operating income	22,606	18,613
Interest expense	8,006	2,387
Net income	14,600	16,226
Less: net income attributable to noncontrolling interests	—	3,676
Net income attributable to Rose Rock Midstream, L.P.	$14,600	$12,550
Net income (loss) per limited partner unit:
Common unit (basic)	$0.28	$0.45
Common unit (diluted)	$0.28	$0.45
Subordinated unit (basic and diluted)	$—	$0.45
Class A unit (basic and diluted)	$—	$(0.05)
Distributions paid per common and subordinated unit	$0.6200	$0.4650

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$(7,070)	$18,187
Investing activities	$(230,397)	$(17,701)
Financing activities	$247,165	$(13,296)

Other financial data:
Adjusted gross margin	$40,987	$38,583
Adjusted EBITDA	$42,118	$28,904
Capital expenditures	$15,431	$7,704
Acquisitions	$205,071	$—
Contributions to equity method investments	$15,182	$13,152

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.6
Percent of Cushing storage capacity contracted to third parties (as of period end)	86%	93%
Transportation volumes (average Bbls/day)	171,500	128,700
Marketing volumes (average Bbls/day)	75,400	49,600
Unloading/Platteville volumes (average Bbls/day)	71,400	63,200

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

	Three Months Ended March 31,
(Unaudited; in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:

Operating income	$22,606	$18,613
Add:
Operating expense	20,951	15,215
General and administrative expense	5,620	3,747
Depreciation and amortization expense	10,143	11,482
Less:
Earnings from equity method investments	20,864	11,080
Non-cash unrealized loss on derivatives, net	(2,531)	(606)
Adjusted gross margin	$40,987	$38,583

	Three Months Ended March 31,
(Unaudited; in thousands)	2015	2014
Reconciliation of net income to Adjusted EBITDA:
Net income	$14,600	$16,226
Add:
Interest expense	8,006	2,387
Depreciation and amortization expense	10,143	11,482
Cash distributions from equity method investments	26,065	13,585
Inventory valuation adjustment	1,187	—
Non-cash equity compensation	298	260
Loss (gain) on disposal of long-lived assets, net	152	(34)
Less:
Earnings from equity method investments	20,864	11,080
White Cliffs cash distributions attributable to noncontrolling interests	—	4,528
Impact from derivative instruments:
Total loss on derivatives, net	(644)	(807)
Total realized loss (gain) (cash flow) on derivatives, net	(1,887)	201
Non-cash unrealized loss on derivatives, net	(2,531)	(606)
Adjusted EBITDA	$42,118	$28,904

	Three Months Ended March 31,
(Unaudited; in thousands)	2015	2014
Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$(7,070)	$18,187
Less:
Changes in operating assets and liabilities, net	(36,508)	(10,613)
White Cliffs cash distributions attributable to noncontrolling interests	—	4,528
Add:
Interest expense, excluding amortization of debt issuance costs	7,479	2,127
Distributions from equity investments in excess of equity in earnings	5,201	2,505
Adjusted EBITDA	$42,118	$28,904

Three months ended March 31, 2015 vs. three months ended March 31, 2014
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue
Product	$106,567	$266,290
Service	28,126	26,224
Total revenues	134,693	292,514
Less: Cost of products sold, exclusive of depreciation and amortization	96,237	254,537
Less: Non-cash unrealized loss on derivatives, net	(2,531)	(606)
Adjusted gross margin	$40,987	$38,583
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2015 and 2014 (in thousands):

Three Months Ended March 31, 2015	Storage	Transportation		Marketing Activities		Other (2)	Total
Revenues	$7,598	$20,327	(1)	$102,961		$3,807	$134,693
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		96,237	(3)	—	96,237
Less: Unrealized loss on derivatives, net	—	—		(2,531)		—	(2,531)
Adjusted gross margin	$7,598	$20,327	(1)	$9,255		$3,807	$40,987

(1)
Transportation Adjusted gross margin is comprised of $4.2 million, $12.5 million and $3.6 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

(3)	Costs of products sold includes a $1.2 million lower of cost or market adjustment.

Three Months Ended March 31, 2014	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$8,480	$18,305	(1)	$262,460	$3,269	$292,514
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		254,537	—	254,537
Less: Unrealized loss on derivatives, net	—	—		(606)	—	(606)
Adjusted gross margin	$8,480	$18,305	(1)	$8,529	$3,269	$38,583

(1)
Transportation Adjusted gross margin is comprised of $3.0 million, $11.5 million and $3.8 million related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin increased for the three months ended March 31, 2015, to $41.0 million from $38.6 million for the three months ended March 31, 2014, due to:

•
additional truck transportation volumes of 2.3 million barrels generated an additional $1.1 million in Adjusted gross margin, reflecting the acquisition of trucking operations in June 2014. Related trucking costs are included in operating expense described below;

•
an increase in pipeline transportation volumes of approximately 1.6 million barrels resulted in a $0.9 million increase in Adjusted gross margin during the three months ended March 31, 2015, compared to the same period in 2014;

•
an increase in marketing volume of approximately 2.3 million barrels for the three months ended March 31, 2015, over the same period in 2014, combined with a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.36 for the three months ended March 31, 2015, from approximately $1.91 for the three months ended March 31, 2014. This resulted in a $0.7 million increase in Adjusted gross margin during the three months ended March 31, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.3 million Adjusted gross margin, during the three months ended March 31, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing resulted in a $0.2 million increase in Adjusted gross margin during the three months ended March 31, 2015, compared to the same period in 2014; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage combined with a $0.01 decrease in the average lease rate per barrel, resulted in a $0.9 million decrease to Adjusted gross margin.

Operating expense
Operating expenses increased for the three months ended March 31, 2015 to $21.0 million from $15.2 million for the three months ended March 31, 2014. Approximately $4.5 million of the increase ($14.9 million compared to $10.4 million) is attributable to the crude oil trucking fleet, along with an increase in employee expense, outside services and other expenses of $0.9 million, $0.3 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense increased to $5.6 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014. This increase is due to additional outside services, overhead allocation and insurance and taxes of $1.2 million, $0.7 million and $0.4 million, respectively, partially offset by a $0.4 million reduction in employee expense.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three months ended March 31, 2015 to $10.1 million from $11.5 million for the three months ended March 31, 2014. Approximately $2.4 million of the decrease in depreciation expense is due to the 2014 revision of the estimated useful life relating to a 62-mile and 163-mile section of the Kansas and Oklahoma pipeline system. An additional $1.6 million in depreciation expense is due to project completions and the acquisition of trucking operations in June 2014. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014 decreased by $0.6 million.
Earnings from equity method investments
Earnings from our equity method investments increased for the three months ended March 31, 2015 to $20.9 million from $11.1 million for the three months ended March 31, 2014. The increase is due to our June 2014 acquisition of ownership interest in SCPL combined with the commissioning of White Cliffs' second line in August 2014 and our January 2015 acquisition of ownership interest in GMH (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased for the three months ended March 31, 2015 to $8.0 million from $2.4 million for the three months ended March 31, 2014. The increase is primarily the result of the issuance of our $400 million of 5.625% senior unsecured notes on July 2, 2014.

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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows provided by (used in):
Operating activities	$(7,070)	$18,187
Investing activities	(230,397)	(17,701)
Financing activities	247,165	(13,296)
Change in cash and cash equivalents	9,698	(12,810)
Cash and cash equivalents at beginning of period	3,625	15,437
Cash and cash equivalents at end of period	$13,323	$2,627
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$14,600	$16,226
Non-cash expenses, net	14,838	12,574
Changes in operating assets and liabilities, net	(36,508)	(10,613)
Net cash flows provided by (used in) operating activities	$(7,070)	$18,187
For the three months ended March 31, 2015, we experienced operating cash outflows of $7.1 million. Net income of $14.6 million included $14.8 million of non-cash expenses, comprised primarily of depreciation and amortization of $10.1 million, $2.5 million in net unrealized losses related to derivative instruments and $1.2 million in inventory valuation adjustments. Changes in operating assets and liabilities accounted for net cash outflows of $36.5 million for the three months ended March 31, 2015. The primary changes to operating assets and liabilities included a decrease to accounts payable and accrued liabilities of $41.2 million, a decrease in accounts receivable of $36.0 million, a decrease in receivables from affiliates of $2.1 million, an increase in inventory of $30.1 million, a decrease in payables to affiliates of $1.6 million and an increase in other current assets of $1.6 million. The impact of accounts receivable, accounts payable, accrued liabilities and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the period. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices.
For the three months ended March 31, 2014, we experienced operating cash inflows of $18.2 million. Net income of $16.2 million included $12.6 million of non-cash expenses, comprised primarily of depreciation and amortization of $11.5 million and $0.6 million of unrealized losses related to our derivative instruments. Changes in operating assets and liabilities accounted for net cash outflows of $10.6 million for the three months ended March 31, 2014. The primary changes to operating assets and liabilities included an increase in accounts receivable of $61.4 million and a decrease in payables to affiliates of $22.4 million, offset by a decrease in receivables from affiliates of $15.6 million, a decrease in inventories of $3.2 million and an increase to accounts payable and accrued liabilities of $54.5 million. The impact of accounts receivable, accounts payable, accrued liabilities and inventories is subject to the timing of purchases and sales. Increases in the magnitude of these balances was primarily due to higher prices and volumes.
Investing Activities.
For the three months ended March 31, 2015, our cash outflows from investing activities of $230.4 million related primarily to acquisition payments of $205.1 million, contributions to equity method investments of $15.2 million and capital expenditures of $15.4 million, offset by distributions from equity method investments in excess of equity in earnings of $5.2 million. Acquisitions represent the historical cost of Wattenberg Oil Trunkline and a 50% interest in Glass Mountain purchased from SemGroup. Consideration in excess of historical cost is reported as a financing activity in the cash flow statement. Contributions to equity method investments related to capital calls to fund the expansion of the White Cliffs Pipeline and capital expenditures related to the Wattenberg Pipeline extension and other projects.
For the three months ended March 31, 2014, our cash outflows of $17.7 million from investing activities related primarily to capital expenditures of $7.7 million and contributions to equity method investments of $13.2 million, offset by distributions from equity method investments in excess of equity in earnings of $2.5 million. Year to date capital expenditures primarily relate to our Cushing expansion and transportation projects. Contributions to equity method investments primarily relates to capital calls to fund the White Cliffs Pipeline expansion.
Financing Activities.
Net cash inflows of $247.2 million from financing activities for the three months ended March 31, 2015 were driven primarily by $229.0 million net borrowings on our revolving credit facility ($312.0 million of borrowings less $83.0 million in principal payments) and $89.1 million in proceeds from the issuance of common limited partner units reduced by $24.7 million of cash distributions to partners and $46.3 million cash consideration in excess of historical cost of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain. Net borrowings and proceeds from the issuance of common limited partner units were primarily used to fund the acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup.
Net cash outflows of $13.3 million from financing activities for the three months ended March 31, 2014 were driven primarily by $0.5 million net principal payments on our revolving credit facility ($46.0 million of borrowings, net of $46.5 million in principal payments) and $12.8 million cash distributions to partners. In addition, financing activities include $4.3 million of distributions to and $1.6 million of contributions from SemGroup as the noncontrolling interest holder in SCPL. Additionally, $2.8 million was contributed by the general partner related to the Wattenberg Oil Trunkline. Borrowings were used for capital expenditures and normal operations.
Long-term Debt
At March 31, 2015, we had $400 million of senior unsecured notes outstanding, which become due in 2022, and $261.0 million outstanding on our $585 million revolving credit facility, which expires in 2018. At March 31, 2015, our available borrowing capacity on our revolving credit facility was $306.7 million, which includes the impact of $17.3 million of outstanding letters of credit which reduce the capacity available for borrowings.
Shelf Registration Statement
We have an effective shelf registration statement with the SEC that, subject to market conditions and effectiveness at the time of use, allows us to issue up to an aggregate of $500 million of debt or equity securities. In August 2013, we used this shelf registration statement to sell 4.75 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. On February 13, 2015, we issued and sold 2.3 million common units representing limited partner interests for net proceeds of $89.1 million under this shelf registration statement. Proceeds were used in connection with our acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. This shelf registration statement expires in May 2016.
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

Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $47.7 million and $9.1 million at March 31, 2015 and December 31, 2014, respectively.
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

During the three months ended March 31, 2015, we invested $15.4 million (cash basis) on capital projects. Projected capital expenditures for 2015 include $175 million for expansion projects including contributions to fund growth projects of equity method investees and acquisitions from third parties and $15 million in maintenance projects.
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
Distributions
The table below shows cash distributions declared or paid during 2014 and 2015:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co accounted for more than 10% of our total revenue for the three months ended March 31, 2015, at approximately 53% and 25%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At March 31, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $26.4 million and $85.1 million, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended March 31, 2015
High	$53.53
Low	$43.46
High/Low Differential	$10.07

Three Months Ended March 31, 2014
High	$104.92
Low	$91.66
High/Low Differential	$13.26

Year Ended December 31, 2014
High	$107.26
Low	$53.27
High/Low Differential	$53.99
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
Based on our open derivative contracts at March 31, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of March 31, 2015, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	342	$(970)	$(1,634)	$1,634	April/May 2015
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
We recorded interest expense related to our revolving credit facility of $2.3 million during the three months ended March 31, 2015. An increase in interest rates of 1% for the three months ended March 31, 2015 would have increased our interest expense by $0.4 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of March 31, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Other matters," "Environmental," "Dimmit County, TX Claims," and "Blueknight claim" in Note 6 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common units by us during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	10,537	$38.54	—	—
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	10,537	$38.54	—	—

(1)	Represents shares of common units withheld from certain of our employees for payment of taxes associated with the vesting of restricted unit awards.
(2)	The price paid per common unit represents the closing price as posted on the New York Stock Exchange on the day that the units were withheld.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 25, 2015, and incorporated herein in its entirety by reference).

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

Date: May 8, 2015	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 25, 2015, and incorporated herein in its entirety by reference).

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