Form 10-Q
period 2015-06-30
Rose Rock Midstream, L.P.
filed 2015-08-07
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At July 31, 2015, there were 36,790,363 common units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-Q include "forward-looking statements". All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Insufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to pay the minimum quarterly distribution;

•	Any sustained reduction in demand for, or supply of, crude oil in markets served by our midstream assets;

•	Our ability to obtain new sources of supply of crude oil;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	Competition from other midstream energy companies;

•
Our ability to comply with the covenants contained in our credit facility and the indentures governing our senior notes, including requirements under our credit facility to maintain certain financial ratios;

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$68,102	$3,625
Accounts receivable	251,240	224,881
Receivable from affiliates	17,613	15,485
Inventories	67,331	26,722
Other current assets	4,234	4,056
Total current assets	408,520	274,769
Property, plant and equipment (net of accumulated depreciation of $102,823 and $82,646 at June 30, 2015 and December 31, 2014, respectively)	419,458	396,066
Equity method investments	426,058	269,635
Goodwill	36,116	36,116
Other intangible assets (net of accumulated amortization of $907 and $370 at June 30, 2015 and December 31, 2014, respectively)	16,103	16,640
Other noncurrent assets, net	17,583	13,037
Total assets	$1,323,838	$1,006,263
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$241,284	$211,300
Payable to affiliates	31,477	27,909
Accrued liabilities	31,230	23,282
Other current liabilities	4,125	3,191
Total current liabilities	308,116	265,682
Long-term debt	744,339	432,092
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (16,085,945 and 13,765,451 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	98,338	69,929
Common units – SemGroup (20,704,418 and 6,814,709 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	162,659	155,367
Subordinated units – SemGroup (0 and 8,389,709 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	—	(60,760)
Class A units - SemGroup (0 and 3,750,000 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	—	76,321
General partner	10,386	67,632
Total partners' capital	271,383	308,489
Total liabilities and partners' capital	$1,323,838	$1,006,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, including revenues from affiliates (Note 9):
Product	$193,525	$267,087	$300,092	$533,377
Service	29,778	25,069	57,904	51,293
Total revenues	223,303	292,156	357,996	584,670
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	173,133	255,745	269,370	510,282
Operating	23,656	17,438	44,607	32,653
General and administrative	6,329	6,191	11,949	9,938
Depreciation and amortization	10,608	7,276	20,751	18,758
Total expenses	213,726	286,650	346,677	571,631
Earnings from equity method investments	17,683	12,291	38,547	23,371
Operating income	27,260	17,797	49,866	36,410
Other expenses, net:
Interest expense	10,197	2,730	18,203	5,117
Other income	(5)	(21)	(5)	(21)
Total other expenses, net	10,192	2,709	18,198	5,096
Net income	17,068	15,088	31,668	31,314
Less: net income attributable to noncontrolling interests	—	4,082	—	7,758
Net income attributable to Rose Rock Midstream, L.P.	$17,068	$11,006	$31,668	$23,556
Net income allocated to general partner	$5,323	$1,067	$10,065	$1,872
Net income allocated to common unitholders	$11,745	$7,513	$21,603	$15,619
Net income allocated to subordinated unitholders	$—	$3,063	$—	$6,860
Net loss allocated to Class A unitholders	$—	$(637)	$—	$(795)
Net income (loss) per limited partner unit:
Common unit (basic)	$0.32	$0.41	$0.60	$0.86
Common unit (diluted)	$0.32	$0.41	$0.60	$0.85
Subordinated unit (basic and diluted)	$—	$0.37	$—	$0.82
Class A unit (basic and diluted)	$—	$(0.25)	$—	$(0.31)
Basic weighted average number of limited partner units outstanding:
Common units	36,790	18,336	35,803	18,243
Subordinated units	—	8,390	—	8,390
Class A units	—	2,596	—	2,548
Diluted weighted average number of limited partner units outstanding:
Common units	36,839	18,397	35,849	18,297
Subordinated units	—	8,390	—	8,390
Class A units	—	2,596	—	2,548
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,668	$31,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,751	18,758
Loss (gain) on disposal of long-lived assets, net	130	(61)
Amortization of debt issuance costs	1,210	520
Inventory valuation adjustment	1,235	—
Non-cash equity compensation	655	390
Net unrealized loss (gain) related to derivative instruments	1,116	(245)
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(26,359)	(2,185)
Decrease (increase) in receivable from affiliates	(2,128)	29,444
Decrease (increase) in inventories	(41,844)	(3,526)
Decrease (increase) in other current assets	(1,407)	(1,229)
Increase (decrease) in accounts payable and accrued liabilities	31,161	(8,584)
Increase (decrease) in payable to affiliates	3,683	(39,478)
Net cash provided by operating activities	19,871	25,118
Cash flows from investing activities:
Capital expenditures	(36,262)	(21,838)
Proceeds from sale of long-lived assets	126	710
Contributions to equity method investments	(23,462)	(51,774)
Acquisitions	(205,071)	(133,993)
Distributions from equity investments in excess of equity in earnings	13,077	4,681
Net cash used in investing activities	(251,592)	(202,214)
Cash flows from financing activities:
Debt issuance costs	(5,688)	(62)
Borrowings on revolving credit facility and issuance of senior unsecured notes, net of discount	676,208	296,000
Principal payments on revolving credit facility	(364,000)	(93,500)
Principal payments on capital lease obligations	(24)	(18)
Proceeds from common L.P. unit issuance, net of offering costs	89,119	—
Contribution from general partner	—	8,327
Cash consideration in excess of historical cost of acquisitions from SemGroup	(46,264)	(24,413)
Cash distributions to partners	(53,153)	(26,744)
Cash distributions to noncontrolling interests	—	(9,025)
Contributions from noncontrolling interests	—	14,367
Net cash provided by financing activities	296,198	164,932
Net increase (decrease) in cash and cash equivalents	64,477	(12,164)
Cash and cash equivalents at beginning of period	3,625	15,437
Cash and cash equivalents at end of period	$68,102	$3,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in our Current Report on Form 8-K, filed with the SEC on May 11, 2015.
Our significant accounting policies are consistent with those described in Note 2 of our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Current Report on Form 8-K, filed with the SEC on May 11, 2015.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. We will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
On April 30, 2015, the FASB issued ASU 2015-06, "Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a Consensus of the FASB Emerging Issues Task Force)", which requires a master limited partnership ("MLP") to allocate earnings (losses) of the transferred business entirely to the general partner when calculating earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU that the limited partners previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing EPU under the two-class method. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The new guidance shall be applied

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 0215, the FASB approved a one-year deferral and the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.

2.	EQUITY METHOD INVESTMENTS
Under the equity method, we do not report the individual assets and liabilities of our investees. Instead, our membership interests are reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
Our equity method investments consist of the following (in thousands):

	June 30, 2015	December 31, 2014
White Cliffs Pipeline, L.L.C.	$281,627	$269,635
Glass Mountain Pipeline LLC	144,431	—
Total equity method investments	$426,058	$269,635
Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
White Cliffs Pipeline, L.L.C.	$15,545	$12,291	$34,635	$23,371
Glass Mountain Pipeline LLC	2,138	—	3,912	—
Total earnings from equity method investments	$17,683	$12,291	$38,547	$23,371
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
White Cliffs Pipeline, L.L.C.	$20,551	$14,467	$44,705	$28,052
Glass Mountain Pipeline LLC	5,009	—	6,920	—
Total cash distributions received from equity method investments	$25,560	$14,467	$51,625	$28,052

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months and six months ended June 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$48,509	$34,533	$103,123	$67,807
Operating, general and administrative expenses	$9,045	$5,539	$17,398	$12,307
Depreciation and amortization expense	$8,587	$4,537	$17,125	$8,930
Net income	$30,870	$24,457	$68,593	$46,570
Our equity in earnings of White Cliffs for the three months and six months ended June 30, 2015 and 2014 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended June 30, 2015 and 2014, respectively. White Cliffs recorded $0.7 million and $0.8 million of such general and administrative expense for the six months ended June 30, 2015 and 2014, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the six months ended June 30, 2015, we contributed $21.4 million to these projects, including $13.1 million of contributions for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2015 and 2016 and are expected to total approximately $23.6 million. The project is expected to be completed in late 2015.
Glass Mountain Pipeline LLC
Certain summarized unaudited income statement information of Glass Mountain Pipeline LLC ("Glass Mountain") for the three months and six months ended June 30, 2015 is shown below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Revenues	$9,788	$20,909
Cost of sales	$—	$1,982
Operating, general and administrative expenses	$1,473	$2,911
Depreciation and amortization expense	$3,932	$7,976
Net income	$4,381	$8,036
Our equity in earnings of Glass Mountain for the three months and six months ended June 30, 2015 is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the six months ended June 30, 2015, we contributed $1.4 million to Glass Mountain related to capital projects.

3.	ACQUISITIONS

During the six months ended June 30, 2015, we completed the following acquisition:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

•
On February 13, 2015, we acquired the Wattenberg Oil Trunkline ("WOT") and Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain, from SemGroup in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units, and (iii) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. The WOT is a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to White Cliffs' pipeline. It has a capacity of approximately 85,000 barrels per day. Glass Mountain owns a 215-mile crude oil pipeline in western and north central Oklahoma that is operated by Rose Rock.

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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$762	$(317)	$445	$3,198	$(1,637)	$1,561
Liabilities	$317	$(317)	$—	$1,637	$(1,637)	$—
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and six months ended June 30, 2015 and 2014. As such, no rollforward of Level 3 activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	7,721	1,135	13,452	1,950
Purchases	7,508	1,005	13,413	1,815
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

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$445	$—	$1,561	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $1.1 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of June 30, 2015 and December 31, 2014, we would have had net asset positions of $1.5 million and $2.4 million, respectively.
Realized and unrealized losses from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commodity contracts	$(2,202)	$(1,942)	$(2,846)	$(2,749)
Concentrations of risk
During the three months ended June 30, 2015, two third-party customers accounted for approximately 59% of our consolidated revenue. We purchased approximately $20.5 million of product from one third-party supplier, which represented approximately 12% of our costs of products sold.
During the six months ended June 30, 2015, two third-party customers accounted for approximately 67% of our consolidated revenue. We purchased approximately $98.5 million of product from two third-party suppliers, which represented approximately 37% of our costs of products sold.
At June 30, 2015, one third-party customer accounted for 53% of our total accounts receivable.

5.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Rose Rock 5.625% senior unsecured notes due 2022	$400,000	$400,000
Rose Rock 5.625% senior unsecured notes due 2023	344,276	—
Rose Rock revolving credit facility	—	32,000
Capital leases	107	132
Total long-term debt	$744,383	$432,132
Less: current portion of long-term debt	44	40
Noncurrent portion of long-term debt	$744,339	$432,092
Senior unsecured notes due 2022
At June 30, 2015, we had $400 million of 5.625% senior unsecured notes due 2022 outstanding ("2022 Notes"). Rose Rock and Rose Rock Finance Corporation ("Finance Corp.") are co-issuers of the 2022 Notes. For the three months and six months ended June 30, 2015, we incurred $5.9 million and $11.7 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs.
Senior unsecured notes due 2023
On May 14, 2015, Rose Rock and its wholly-owned subsidiary, Finance Corp., as co-issuer, sold $350 million of 5.625% senior unsecured notes due 2023 (the “2023 Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act.
The 2023 Notes were sold at 98.345% of par, a discount of $5.8 million. The discount is reported as a reduction to the face value of the 2023 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2023 Notes using the interest method. At June 30, 2015, the unamortized discount was $5.7 million.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	LONG-TERM DEBT, Continued

The net proceeds from the offering of $337.7 million, after the discount and $6.5 million of underwriters' fees and offering expenses, were used to repay amounts borrowed under our revolving credit facility and for general partnership purposes.
The 2023 Notes are governed by an indenture between the Partnership, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
The Indenture includes customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amounts of the 2023 Notes then outstanding to declare all amounts owing under the 2023 Notes to be due and payable.
The 2023 Notes are effectively subordinated in right of payment to any of our, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The Partnership may issue additional notes under the Indenture from time to time, subject to the terms of the Indenture.
Except as described below, the 2023 Notes are not redeemable at the Partnership's option prior to May 15, 2019. From and after May 15, 2019, the Partnership may redeem the 2023 Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 15 of each of the years indicated below:

Year	Percentage
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%
Prior to May 15, 2018, the Partnership may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the 2023 Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Partnership, or the parent of the Partnership to the extent such net proceeds are contributed to the Partnership, subject to certain conditions.
Prior to May 15, 2019, the Partnership may also redeem all or part of the 2023 Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the May 15, 2019 redemption price from the table above plus all required interest payments due through May 15, 2019, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such 2023 Note.
In the event of a change of control, the Partnership is required to offer to repurchase the 2023 Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The 2023 Notes are also subject to a Registration Rights Agreement which requires the Partnership to file a registration statement with the SEC and to use commercially reasonable efforts to consummate such exchange offer within one year of the settlement date of the 2023 Notes so that holders of the 2023 Notes can exchange the 2023 Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the 2023 Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Failure to meet the terms of the Registration Rights Agreement will require the Partnership to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).
Interest on the 2023 Notes is payable in arrears on May 15th and November 15th to holders of record on May 1st and November 1st each year until maturity.
For the three months and six months ended June 30, 2015, we incurred $2.7 million, of interest expense related to these notes, including amortization of debt issuance costs and discount.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	LONG-TERM DEBT, Continued

Subsidiary Guarantors
The 2022 Notes and the 2023 Notes are guaranteed by all of our existing subsidiaries other than Finance Corp. Such guarantees of the 2022 Notes and the 2023 Notes are full and unconditional and constitute the joint and several obligations of the subsidiary guarantors. Each of the subsidiary guarantors is 100% owned by the Partnership. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of the Partnership, or any of its subsidiaries, to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Partnership's subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Revolving credit facility
At June 30, 2015, we had no outstanding borrowings on our $585 million revolving credit facility.
We had $24.6 million in outstanding letters of credit at June 30, 2015, and the rate per annum was 2.75%.
At June 30, 2015, we had $36.0 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.
We incurred $2.0 million and $2.6 million of interest expense related to this facility during the three months ended June 30, 2015 and 2014, respectively, including amortization of debt issuance costs. We incurred $4.2 million and $4.8 million of interest expense related to this facility during the six months ended June 30, 2015 and 2014, respectively, including amortization of debt issuance costs.
Fair value
We estimate the fair value of our 2022 Notes and 2023 Notes to be $392 million and $340 million, respectively, at June 30, 2015, based on unadjusted, transacted market prices, which are categorized as Level 1 measurements.

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
The Kansas Department of Health and Environment ("KDHE") initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that the KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. The KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with the KDHE to conduct environmental assessments on the sites and to pay the KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Four of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appeared to have ground water contamination requiring further delineation and/or on-going monitoring. One site was closed and we anticipate closure in 2015 for one of the remaining four sites. SemGroup does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries. At this time, the following lawsuits have been filed in either the District Court of Zavala County, Texas or the District Court of Dimmit County, Texas, Olga D. Rubio and Carlos Rubio, Individually and on Behalf of All Statutory Wrongful Death Beneficiaries of Carlos Rubio, Jr., Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodrigues, Plaintiffs and Alejandra Abigail Ortega, Individually and as next friend of K.A.P., a minor, and as Representative of the Estate of Eduardo Pena, and Julian Pena and Nelva G. Suifuentes Pena Intervenors vs. Rose Rock Midstream Field Services, LLC, Jesus Riojas, and Roberto Rivera; Derek Muhlenbruch vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; and Agustin Lara, Sr., Individually, and Elsa Zamarripa, Individually and As Representative of the Estate of Justin Lara, Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; Jorge A Porras vs. Rose Rock Midstream Field Services, LLC; Nancy Garcia vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro a/n/f of Sergio Veyro, Jr. vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro as Rep of Estate of Sergio Veyro Sr., deceased vs. Rose Rock Midstream Field Services, LLC; Veronica Kimberly Veyro vs. Rose Rock Midstream Field Services, LLC; Roberto Rivera-Castilla vs. Rose Rock Midstream Field Services, LLC; Mary Alice Medellin vs. Rose Rock Midstream Field Services, LLC; Mary Medellin as Rep of Estate of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Mary Medellin on behalf of those entitled to recover for the Wrongful Death of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Elizabeth Rolon vs. Rose Rock Midstream Field Services, LLC; Juan Francisco Medellin, III vs. Rose Rock Midstream Field Services, LLC and David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas. We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
Blueknight claim
Blueknight Energy Partners, L.P. ("Blueknight"), which was formerly a subsidiary of SemGroup, LP, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup Corporation). The services provided by

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

SemCrude to Blueknight under this agreement included from time to time certain operational tasks as requested by Blueknight in order that Blueknight could operate its Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreement, certain of these services were phased out and Blueknight began to perform all services necessary for the operation of its Cushing terminal without SemCrude's assistance.
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil, and that SemCrude came to possess this oil as a result of a breach of the agreement and other tortious conduct. SemGroup responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim for missing barrels. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemGroup and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and was unable to determine the ownership of the potential shortage.
The parties completed discovery in the District Court, where substantial documentation was exchanged and deposition testimony was taken. All parties are seeking complete or partial summary adjudication on the various pending claims and counterclaims. These requests for summary adjudication are currently being briefed by the parties and have yet to be ruled upon by the Court. SemGroup will continue to defend its position; however, we cannot predict the outcome. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2015, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	1,935	$114,568
Fixed price sales	2,660	$159,148
Floating price purchases	15,960	$930,753
Floating price sales	17,876	$1,063,405

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.
We have a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline subject to completion of an expansion project related to our Platteville facilities. The agreement is expected to become effective in November 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
See Note 2 for capital contribution requirements related to the White Cliffs expansion.

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2014 to June 30, 2015 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Total Partners' Capital
Balance at December 31, 2014	$69,929	$155,367	$(60,760)	$76,321	$67,632	$308,489
Net income	9,446	12,157	—	—	10,065	31,668
Equity issuance	89,119	70,560	—	—	3,259	162,938
Equity adjustment related to common control acquisition	(51,452)	(39,246)	(26,838)	—	(61,580)	(179,116)
Conversion to common units	—	(16,479)	92,800	(76,321)	—	—
Unvested distribution equivalent rights	(98)	—	—	—	—	(98)
Cash distributions to partners	(19,261)	(19,700)	(5,202)	—	(8,990)	(53,153)
Non-cash equity compensation	655	—	—	—	—	655
Balance at June 30, 2015	$98,338	$162,659	$—	$—	$10,386	$271,383

The December 31, 2014 balance for the general partner interest above has been recast to include equity related to WOT prior to its acquisition from SemGroup. The acquisition of WOT, an entity under common control with Rose Rock, created a change in reporting entity which required prior period financial information to be recast to include WOT (Note 3). "Equity adjustment related to common control acquisition" includes a $59.2 million reduction to general partner interest which reflects the payment made to SemGroup related to the historical value of WOT, which was included in the general partner interest due to the recast. The remaining amounts in "equity adjustment related to common control acquisition" represent the excess of the acquisition price of WOT and a 50% interest in Glass Mountain over SemGroup's historical value of those assets of $205.1 million. As Rose Rock recorded the acquisition based on SemGroup's historical value, the purchase price in excess of historical cost is treated as an equity distribution to SemGroup.
The following table shows the cash distributions paid or declared per common unit during 2015 and 2014:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
Equity incentive plan
We granted 25,178 restricted unit awards during the six months ended June 30, 2015, with a weighted average grant date fair value of $47.10. At June 30, 2015, there were 98,243 unvested restricted unit awards that have been granted pursuant to our equity incentive plan. During the six months ended June 30, 2015, 29,275 restricted unit awards vested of which 12,116 were withheld to satisfy tax withholding obligations. The cost associated with the withheld awards of $0.5 million is reflected in the condensed consolidated financial statements as a cash distribution to common public unitholders.
The holders of restricted units granted in 2012 were entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions were settled in common units, based on the market price of our limited partner common units as of the close of business on the vesting date. In January 2015, 3,335 units were issued upon the vesting of the 2012 restricted units. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At June 30, 2015, the value of these UUDs related to cash settled unvested restricted units was approximately $276 thousand.
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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and six months ended June 30, 2015 and 2014 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Rose Rock Midstream, L.P.	$17,068	$11,006	$31,668	$23,556
Less: General partner's incentive distribution earned	4,981	888	9,431	1,376
Less: General partner's 2.0% ownership	342	179	634	496
Net income allocated to limited partners	$11,745	$9,939	$21,603	$21,684
Numerator for basic and diluted earnings per limited partner unit (*):
Allocation of net income among limited partner interests:
Net income allocable to common units	$11,745	$7,513	$21,603	$15,619
Net income allocable to subordinated units	—	3,063	—	6,860
Net loss allocable to Class A units	—	(637)	—	(795)
Net income allocated to limited partners	$11,745	$9,939	$21,603	$21,684
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	36,790	18,336	35,803	18,243
Effect of non-vested restricted units	49	61	46	54
Diluted weighted average number of common units outstanding	36,839	18,397	35,849	18,297
Basic and diluted weighted average number of subordinated units outstanding	—	8,390	—	8,390
Basic and diluted weighted average number of Class A units outstanding	—	2,596	—	2,548
Net income (loss) per limited partner unit:
Common unit (basic)	$0.32	$0.41	$0.60	$0.86
Common unit (diluted)	$0.32	$0.41	$0.60	$0.85
Subordinated unit (basic and diluted)	$—	$0.37	$—	$0.82
Class A unit (basic and diluted)	$—	$(0.25)	$—	$(0.31)
(*) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Prior to the conversion of the Class A units in January 2015, the Class A units did not participate in cash distributions, but were allocated a proportional share of undistributed earnings. As distributions related to the available cash exceeded net income, the Class A units reflect a loss for the three months and six months ended June 30, 2014.

9.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. Allocations are based on the actual costs of employees operating Rose Rock, including employees added through growth and acquisitions. SemGroup charged us $11.8 million and $7.8 million during the three months ended June 30, 2015 and 2014, respectively, for direct employee costs. SemGroup charged us $22.1 million and $14.0 million during the six months ended June 30, 2015 and 2014, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $3.7 million and $3.1 million during the three months ended June 30, 2015 and 2014, respectively, for such allocated costs. SemGroup charged us $6.3 million and $5.0 million during the six months ended June 30, 2015 and 2014, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP
SemGroup holds limited partner common units and general partner ownership interests in NGL Energy Partners LP ("NGL Energy"). We generated revenues from NGL Energy of $72.1 million and $99.5 million for the three months ended June 30, 2015 and 2014, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $75.0 million and $110.1 million for the three months ended June 30, 2015 and 2014, respectively. We received reimbursements from NGL Energy for support services in the amount of $14.0 thousand and $42.0 thousand for the three months ended June 30, 2015 and 2014, respectively.
We generated revenues from NGL Energy of $114.5 million and $233.6 million for the six months ended June 30, 2015 and 2014, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $110.2 million and $267.8 million for the six months ended June 30, 2015 and 2014, respectively. We received reimbursements from NGL Energy for support services in the amount of $56.0 thousand and $84.0 thousand for the six months ended June 30, 2015 and 2014, respectively.
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
SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. ("SemGas"), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $6.4 million and $9.8 million for the three months ended June 30, 2015 and 2014, respectively. Purchases from SemGas were $12.4 million and $19.7 million for the six months ended June 30, 2015 and 2014, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $1.1 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. We generated storage revenues from White Cliffs of $2.1 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. We incurred $1.1 million and $0.8 million of costs for the three months months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on the White Cliffs Pipeline. We incurred $1.8 million and $1.7 million of costs for the six months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on the White Cliffs Pipeline. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended June 30, 2015 and 2014, respectively. We received $0.2 million and $0.2 million in management fees from White Cliffs for the six months ended June 30, 2015 and 2014, respectively.
Glass Mountain Pipeline, LLC
We incurred $0.7 million and $0.1 million of costs for the three months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We incurred $1.2 million and $0.1 million of costs for the six months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.2 million and $0.1 million in fees from Glass Mountain for the three months ended June 30, 2015 and 2014, respectively, related to support services associated with Glass Mountain's pipeline operations. We received $0.4 million and $0.2 million in fees from Glass Mountain for the six months ended June 30, 2015 and 2014, respectively, related to support services associated with Glass Mountain's pipeline operations. We made purchases of crude oil of $1.5 million from Glass Mountain during the six months ended June 30, 2015.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $4.1 thousand and $42.1 thousand in legal fees and related expenses to this law firm during the three months ended June 30, 2015 and 2014, respectively. We paid $4.1 thousand and $0.1 million in legal fees and related expenses to this law firm during the six months ended June 30, 2015 and 2014, respectively. Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $0.1 thousand and $27.0 thousand during the three months ended June 30, 2015 and 2014, respectively. Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $3.4 thousand and $81.0 thousand during the six months ended June 30, 2015 and 2014, respectively.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Acquisitions
In connection with the first quarter 2015 acquisition of the WOT and a 50% interest in Glass Mountain (Note 3), we issued 1.75 million common units valued at $70.6 million as non-cash consideration to SemGroup. The valuation of the units is based on the offering price for units concurrently sold in a public offering. In addition, a non-cash contribution of $3.3 million was recorded to the general partner's capital account.
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
In connection with the second quarter 2014 acquisition of the remaining 33% interest in SCPL (Note 3), we issued 2.425 million common units and 1.25 million Class A units, valued at $120.0 million and $58.6 million, respectively, as non-cash consideration to SemGroup. In addition, a non-cash contribution of $3.6 million was recorded to the general partner's capital account.
As the transaction occurred between parties under common control, the purchase price in excess of SemGroup's historical cost of the 33% interest in SCPL was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts pro-rata based on ownership percentages. The $24.4 million of cash consideration in excess of historical cost is reflected as a distribution to SemGroup in the condensed consolidated cash flow statement. The entire amount of non-cash equity consideration was in excess of the historical cost and was reduced to zero value in the statement of equity.
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
Other supplemental disclosures
We paid cash interest of $15.8 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively.
We accrued $9.1 million for purchases of property, plant and equipment for the six months ended June 30, 2015. No significant amounts were accrued for purchases of property, plant and equipment for the six months ended June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 11, 2015.
Overview of Business
We are a growth-oriented Delaware limited partnership formed by SemGroup Corporation ("SemGroup") in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Montana, North Dakota, Ohio, Oklahoma, Texas and Wyoming. We operate in the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.

Fee-Based Services
We charge a capacity or volume-based fee for the storage and transportation of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended June 30, 2015 and 2014, approximately 61% and 71%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For the six months ended June 30, 2015 and 2014, approximately 64% and 69%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. (See "—How We Evaluate Our Operations—Adjusted Gross Margin" for definition of Adjusted gross margin.)
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as "fixed-margin" or "buy/sell" transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended June 30, 2015 and 2014, approximately 8% and 9%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the six months ended June 30, 2015 and 2014, approximately 9% and 10%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin by using our pipeline, trucking and storage assets to capture location and quality differentials, including blending different crude oil grades to meet the refiners' preferred crude oil specifications. For the three months ended June 30, 2015 and 2014, approximately 31% and 20%, respectively, of our Adjusted gross margin was generated through marketing activities. For the six months ended June 30, 2015 and 2014, approximately 27% and 21%, respectively, of our Adjusted gross margin was generated through marketing activities.
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

Our Property, Plant and Equipment
We own and operate all of our assets, which at June 30, 2015 include:

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

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. The WOT has a capacity of approximately 85,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

•
a twenty-lane crude oil truck unloading facility with 330,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. An additional ten bays and 5,000 barrels of storage are currently under construction;

•	an 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of over 270 transport trucks and 275 trailers.

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

Our Investment in Glass Mountain Pipeline, LLC
We wholly own Glass Mountain Holding, L.L.C. ("GMH"), which owns a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"). Glass Mountain owns a 215-mile pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline"), which we operate. It has capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage.

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

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and six months ended June 30, 2015 and 2014 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit and operating data)	2015	2014	2015	2014
Statements of income data:
Revenues, including revenues from affiliates:
Product	$193,525	$267,087	$300,092	$533,377
Service	29,778	25,069	57,904	51,293
Total revenues	223,303	292,156	357,996	584,670
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	173,133	255,745	269,370	510,282
Operating	23,656	17,438	44,607	32,653
General and administrative	6,329	6,191	11,949	9,938
Depreciation and amortization	10,608	7,276	20,751	18,758
Total expenses	213,726	286,650	346,677	571,631
Earnings from equity method investments	17,683	12,291	38,547	23,371
Operating income	27,260	17,797	49,866	36,410
Other expenses, net	10,192	2,709	18,198	5,096
Net income	17,068	15,088	31,668	31,314
Less: net income attributable to noncontrolling interests	—	4,082	—	7,758
Net income attributable to Rose Rock Midstream, L.P.	$17,068	$11,006	$31,668	$23,556
Net income (loss) per limited partner unit:
Common unit (basic)	$0.32	$0.41	$0.60	$0.86
Common unit (diluted)	$0.32	$0.41	$0.60	$0.85
Subordinated unit (basic and diluted)	$—	$0.37	$—	$0.82
Class A unit (basic and diluted)	$—	$(0.25)	$—	$(0.31)
Distributions paid per common and subordinated unit	$0.6350	$0.4950	$1.2550	$0.9600

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$26,941	$6,931	$19,871	$25,118
Investing activities	$(21,195)	$(184,513)	$(251,592)	$(202,214)
Financing activities	$49,033	$(151,636)	$296,198	$(164,932)

Other financial data:
Adjusted gross margin	$48,755	$35,560	$89,742	$74,143
Adjusted EBITDA	$44,718	$21,700	$86,836	$50,604
Capital expenditures	$20,831	$14,134	$36,262	$21,838
Acquisitions	$—	$133,993	$205,071	$133,993
Contributions to equity method investments	$8,280	$38,622	$23,462	$51,774

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.6	7.6	7.6
Percent of Cushing storage capacity contracted to third parties (as of period end)	86%	86%	86%	86%
Transportation volumes (average Bbls/day)	196,400	134,000	184,000	131,400
Marketing volumes (average Bbls/day)	100,200	39,300	87,800	44,400
Unloading/Platteville volumes (average Bbls/day)	68,600	58,200	70,000	60,700

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2015	2014	2015	2014
Reconciliation of operating income to Adjusted gross margin:

Operating income	$27,260	$17,797	$49,866	$36,410
Add:
Operating expense	23,656	17,438	44,607	32,653
General and administrative expense	6,329	6,191	11,949	9,938
Depreciation and amortization expense	10,608	7,276	20,751	18,758
Less:
Earnings from equity method investments	17,683	12,291	38,547	23,371
Non-cash unrealized gain (loss) on derivatives, net	1,415	851	(1,116)	245
Adjusted gross margin	$48,755	$35,560	$89,742	$74,143

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2015	2014	2015	2014
Reconciliation of net income to Adjusted EBITDA:
Net income	$17,068	$15,088	$31,668	$31,314
Add:
Interest expense	10,197	2,730	18,203	5,117
Depreciation and amortization expense	10,608	7,276	20,751	18,758
Cash distributions from equity method investments	25,560	14,467	51,625	28,052
Inventory valuation adjustment	48	—	1,235	—
Non-cash equity compensation	357	130	655	390
Loss (gain) on disposal of long-lived assets, net	(22)	(27)	130	(61)
Less:
Earnings from equity method investments	17,683	12,291	38,547	23,371
White Cliffs cash distributions attributable to noncontrolling interests	—	4,822	—	9,350
Impact from derivative instruments:
Total loss on derivatives, net	(2,202)	(1,942)	(2,846)	(2,749)
Total realized loss (cash flow) on derivatives, net	3,617	2,793	1,730	2,994
Non-cash unrealized gain (loss) on derivatives, net	1,415	851	(1,116)	245
Adjusted EBITDA	$44,718	$21,700	$86,836	$50,604

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2015	2014	2015	2014
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$26,941	$6,931	$19,871	$25,118
Less:
Changes in operating assets and liabilities, net	(386)	(14,945)	(36,894)	(25,558)
White Cliffs cash distributions attributable to noncontrolling interests	—	4,822	—	9,350
Add:
Interest expense, excluding amortization of debt issuance costs	9,515	2,470	16,994	4,597
Distributions from equity investments in excess of equity in earnings	7,876	2,176	13,077	4,681
Adjusted EBITDA	$44,718	$21,700	$86,836	$50,604

Three months ended June 30, 2015 vs. three months ended June 30, 2014
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Revenue
Product	$193,525	$267,087
Service	29,778	25,069
Total revenues	223,303	292,156
Less: Cost of products sold, exclusive of depreciation and amortization	173,133	255,745
Less: Non-cash unrealized gain on derivatives, net	1,415	851
Adjusted gross margin	$48,755	$35,560
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2015 and 2014 (in thousands):

Three Months Ended June 30, 2015	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$7,698	$22,426		$189,475	$3,704	$223,303
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		173,133	—	173,133
Less: Unrealized gain on derivatives, net	—	—		1,415	—	1,415
Adjusted gross margin	$7,698	$22,426	(1)	$14,927	$3,704	$48,755

(1)
Transportation Adjusted gross margin is comprised of $4.3 million, $14.0 million and $4.1 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended June 30, 2014	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$7,756	$17,805		$263,738	$2,857	$292,156
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		255,745	—	255,745
Less: Unrealized gain on derivatives, net	—	—		851	—	851
Adjusted gross margin	$7,756	$17,805	(1)	$7,142	$2,857	$35,560

(1)
Transportation Adjusted gross margin is comprised of $3.0 million, $11.4 million and $3.4 million related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin increased for the three months ended June 30, 2015, to $48.8 million from $35.6 million for the three months ended June 30, 2014, due to:

•
an increase in marketing volume of approximately 5.5 million barrels for the three months ended June 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.65 for the three months ended June 30, 2015, from approximately $2.00 for the three months ended June 30, 2014, resulted in a $7.8 million increase in Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions;

•
additional truck transportation volumes of 3.3 million barrels generated an additional $2.6 million in Adjusted gross margin, reflecting the acquisition of trucking operations in June 2014. Related trucking costs are included in operating expense described below;

•
an increase in pipeline transportation and buy/sell volumes of approximately 2.3 million barrels resulted in a $2.0 million increase in Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing resulted in a $0.6 million increase in Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.2 million Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.2 million Adjusted gross margin during the three months ended June 30, 2015 compared to the same period in 2014; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage resulted in a $0.2 million decrease to Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014.

Operating expense
Operating expenses increased for the three months ended June 30, 2015 to $23.7 million from $17.4 million for the three months ended June 30, 2014. Approximately $6.1 million of the increase ($17.2 million compared to $11.1 million) is attributable to the crude oil trucking fleet. In addition, there were increases in field expense, employee expense and other expenses of $0.3 million, $0.2 million and $0.1 million, respectively. These increases were partially offset by a $0.4 million reduction in maintenance and repair expense.
General and administrative expense
General and administrative expense increased to $6.3 million for the three months ended June 30, 2015 from $6.2 million for the three months ended June 30, 2014. This increase is due to additional overhead allocation of $0.7 million, partially offset by a reduction in outside services and employee expense of $0.4 million and $0.2 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended June 30, 2015 to $10.6 million from $7.3 million for the three months ended June 30, 2014. Approximately $1.9 million of the increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $2.0 million in depreciation expense is due to project completions and the acquisition of trucking operations in June 2014. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014 decreased by $0.6 million.
Earnings from equity method investments
Earnings from our equity method investments increased for the three months ended June 30, 2015 to $17.7 million from $12.3 million for the three months ended June 30, 2014. The increase is due to our June 2014 acquisition of ownership interest in SCPL combined with the commissioning of White Cliffs' second line in August 2014 and our January 2015 acquisition of ownership interest in GMH (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased for the three months ended June 30, 2015 to $10.2 million from $2.7 million for the three months ended June 30, 2014. The increase is primarily the result of the issuance of $400 million of 5.625% senior unsecured notes on July 2, 2014 and the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015.

Six months ended June 30, 2015 vs. six months ended June 30, 2014
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Revenue
Product	$300,092	$533,377
Service	57,904	51,293
Total revenues	357,996	584,670
Less: Cost of products sold, exclusive of depreciation and amortization	269,370	510,282
Less: Non-cash unrealized gain (loss) on derivatives, net	(1,116)	245
Adjusted gross margin	$89,742	$74,143
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2015 and 2014 (in thousands):

Six Months Ended June 30, 2015	Storage	Transportation		Marketing Activities		Other (2)	Total
Revenues	$15,296	$42,753		$292,436		$7,511	$357,996
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		269,370	(3)	—	269,370
Less: Unrealized loss on derivatives, net	—	—		(1,116)		—	(1,116)
Adjusted gross margin	$15,296	$42,753	(1)	$24,182		$7,511	$89,742

(1)
Transportation Adjusted gross margin is comprised of $8.5 million, $26.6 million and $7.7 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

(3)	Costs of products sold includes a $1.2 million lower of cost or market inventory adjustment.

Six Months Ended June 30, 2014	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$16,236	$36,110		$526,198	$6,126	$584,670
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		510,282	—	510,282
Less: Unrealized gain on derivatives, net	—	—		245	—	245
Adjusted gross margin	$16,236	$36,110	(1)	$15,671	$6,126	$74,143

(1)
Transportation Adjusted gross margin is comprised of $6.0 million, $22.9 million and $7.2 million related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin increased for the six months ended June 30, 2015, to $89.7 million from $74.1 million for the six months ended June 30, 2014, due to:

•
an increase in marketing volume of approximately 7.9 million barrels for the six months ended June 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.53 for the six months ended June 30, 2015, from approximately $1.95 for the six months ended June 30, 2014, resulted in a $8.5 million increase in Adjusted gross margin during the six months ended June 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions;

•
additional truck transportation volumes of 5.6 million barrels generated an additional $3.7 million in Adjusted gross margin, reflecting the acquisition of trucking operations in June 2014. Related trucking costs are included in operating expense described below;

•
an increase in pipeline transportation and buy/sell volumes of approximately 3.9 million barrels resulted in a $3.0 million increase in Adjusted gross margin during the six months ended June 30, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing resulted in a $0.8 million increase in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.5 million Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.2 million Adjusted gross margin during the six months ended June 30, 2015 compared to the same period in 2014; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage resulted in a $1.1 million decrease to Adjusted gross margin during the six months ended June 30, 2015 compared to the same period in 2014.

Operating expense
Operating expenses increased for the six months ended June 30, 2015 to $44.6 million from $32.7 million for the six months ended June 30, 2014. Approximately $10.6 million of the increase ($32.1 million compared to $21.5 million) is attributable to the crude oil trucking fleet. In addition, there were increases in employee expense, outside services and other expenses of $1.1 million, $0.4 million and $0.2 million, respectively. These increases were partially offset by a $0.4 million reduction in maintenance and repair expense.
General and administrative expense
General and administrative expense increased to $11.9 million for the six months ended June 30, 2015 from $9.9 million for the six months ended June 30, 2014. This increase is due to additional overhead allocation, outside services and insurance and taxes of $1.4 million, $0.8 million and $0.5 million, respectively. These increases were partially offset by a reduction of employee expense and other expenses of $0.6 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased for the six months ended June 30, 2015 to $20.8 million from $18.8 million for the six months ended June 30, 2014. A $0.5 million decrease in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $3.7 million in depreciation expense is due to project completions and the acquisition of trucking operations in June 2014. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014 decreased by $1.2 million.
Earnings from equity method investments
Earnings from our equity method investments increased for the six months ended June 30, 2015 to $38.5 million from $23.4 million for the six months ended June 30, 2014. The increase is due to our June 2014 acquisition of ownership interest in SCPL combined with the commissioning of White Cliffs' second line in August 2014 and our January 2015 acquisition of ownership interest in GMH (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased for the six months ended June 30, 2015 to $18.2 million from $5.1 million for the six months ended June 30, 2014. The increase is primarily the result of the issuance of $400 million of 5.625% senior unsecured notes on July 2, 2014 and the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015.

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
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on all our outstanding common and general partner units and meet our capital expenditure commitments for the coming year.
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows provided by (used in):
Operating activities	$19,871	$25,118
Investing activities	(251,592)	(202,214)
Financing activities	296,198	164,932
Change in cash and cash equivalents	64,477	(12,164)
Cash and cash equivalents at beginning of period	3,625	15,437
Cash and cash equivalents at end of period	$68,102	$3,273
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net income	$31,668	$31,314
Non-cash expenses, net	25,097	19,362
Changes in operating assets and liabilities, net	(36,894)	(25,558)
Net cash flows provided by operating activities	$19,871	$25,118
For the six months ended June 30, 2015, we experienced operating cash inflows of $19.9 million. Net income of $31.7 million included $25.1 million of non-cash expenses, comprised primarily of depreciation and amortization of $20.8 million, $1.1 million in net unrealized losses related to derivative instruments and $1.2 million in inventory valuation adjustments. Changes in operating assets and liabilities accounted for net cash outflows of $36.9 million for the six months ended June 30, 2015. The primary changes to operating assets and liabilities included an increase to accounts payable and accrued liabilities of $31.2 million, an increase in accounts receivable of $26.4 million, an increase in receivables from affiliates of $2.1 million, an increase in inventories of $41.8 million, an increase in payables to affiliates of $3.7 million and an increase in other current assets of $1.4 million. The impact of accounts receivable, accounts payable, accrued liabilities and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the period. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices.

For the six months ended June 30, 2014, we experienced operating cash inflows of $25.1 million. Net income of $31.3 million included $19.4 million of non-cash expenses, comprised primarily of depreciation and amortization of $18.8 million. Operating assets and liabilities changed $25.6 million for the six months ended June 30, 2014. The primary changes to operating assets and liabilities included a decrease in payables to affiliates of $39.4 million, a decrease to accounts payable and accrued liabilities of $8.6 million, inventory related cash outflows of $3.5 million primarily due to linefill, an increase in accounts receivable of $2.2 million and an increase in other current assets of $1.2 million, offset by a decrease in receivables from affiliates of $29.4 million. The impact of accounts receivable, accounts payable, accrued liabilities, and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities.
For the six months ended June 30, 2015, our cash outflows from investing activities of $251.6 million related primarily to acquisition payments of $205.1 million, contributions to equity method investments of $23.5 million and capital expenditures of $36.3 million, offset by distributions from equity method investments in excess of equity in earnings of $13.1 million. Acquisitions represent the historical cost of Wattenberg Oil Trunkline and a 50% interest in Glass Mountain purchased from SemGroup. Consideration in excess of historical cost is reported as a financing activity in the cash flow statement. Contributions to equity method investments related to capital calls to fund the expansion of the White Cliffs Pipeline and capital expenditures related to the Wattenberg Pipeline extension and other projects.
For the six months ended June 30, 2014, our cash outflows from investing activities of $202.2 million related primarily to acquisition payments of $134.0 million, contributions to equity method investment of $51.8 million and capital expenditures of $21.8 million, offset by distributions from equity method investment in excess of equity in earnings of $4.7 million. Acquisitions include $90.0 million related to the acquisition of the remaining 33% SCPL interest, excluding cash consideration in excess of historical cost, and $44.0 million related to the acquisition of crude oil trucking assets from Chesapeake. Capital expenditures primarily related to our Cushing expansion and transportation projects. Contributions to equity method investment primarily relate to capital calls to fund the White Cliffs Pipeline expansion.
Financing Activities.
Net cash inflows of $296.2 million from financing activities for the six months ended June 30, 2015 were driven primarily by the issuance of $344.2 million of senior unsecured notes due 2023, net of a $5.8 million discount, $32 million net payments on our revolving credit facility ($332.0 million of borrowings less $364.0 million in principal payments) and $89.1 million in proceeds from the issuance of common limited partner units reduced by $53.2 million of cash distributions to partners and $46.3 million cash consideration in excess of historical cost of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain. Proceeds from the issuance of common limited partner units were primarily used to fund the acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. Proceeds from the issuance of senior unsecured notes due 2023 were used to pay amounts owed under our revolving credit facility and for general partnership purposes.
Net cash inflows of $164.9 million from financing activities for the six months ended June 30, 2014 were driven primarily by $202.5 million net borrowings on our revolving credit facility ($296.0 million of borrowings less $93.5 million in principal payments), $26.7 million of cash distributions to partners and $24.4 million cash consideration in excess of historical cost of the remaining 33% interest in SCPL. In addition, financing activities include $9.0 million of distributions to and $14.4 million of contributions from SemGroup as the noncontrolling interest holder in SCPL, prior to our acquisition of SemGroup's remaining ownership interest in SCPL. Additionally, $8.3 million was contributed by the general partner related to the Wattenberg Oil Trunkline. Borrowings were used for acquisitions, capital expenditures and normal operations.
Long-term Debt
At June 30, 2015, we had $400 million and $350 million of senior unsecured notes outstanding which become due in 2022 and 2023, respectively, and no outstanding borrowings on our $585 million revolving credit facility, which expires in 2018. At June 30, 2015, our available borrowing capacity on our revolving credit facility was $560.4 million, which includes the impact of $24.6 million of outstanding letters of credit which reduce the capacity available for borrowings.
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
We also have an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests in us having an aggregate offering price of up to $150 million. On May 12, 2015, we entered into an Equity Distribution Agreement under which we are able to make such sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. The counterparties to the Equity Distribution Agreement may act as sales agents for the common units or may purchase common units for their own accounts as principals. To date, no such sales have been made.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $100.4 million and $9.1 million at June 30, 2015 and December 31, 2014, respectively. The increase in working capital at June 30, 2015 as compared to December 31, 2014 is primarily due to a $64.5 million increase in cash and cash equivalents resulting from our May 14, 2015 issuance of $350 million of senior unsecured notes due 2023.
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

During the six months ended June 30, 2015, we invested $59.7 million (cash basis) on capital projects, including contributions to equity method investments. Projected capital expenditures for 2015 include $175 million for expansion projects including contributions to fund growth projects of equity method investees and acquisitions from third parties and $10 million in maintenance projects.
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
Distributions
The table below shows cash distributions declared or paid during 2014 and 2015:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
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

Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co accounted for more than 10% of our total revenue for the three months ended June 30, 2015, at approximately 42% and 17%, respectively. Shell Trading (US) Company and BP Oil Supply Co accounted for more than 10% of our total revenue for the six months ended June 30, 2015, at approximately 46% and 21%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At June 30, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $60.6 million and $85.1 million, respectively.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended June 30, 2015
High	$61.43
Low	$49.14
High/Low Differential	$12.29

Three Months Ended June 30, 2014
High	$107.26
Low	$99.42
High/Low Differential	$7.84

Six Months Ended June 30, 2015
High	$61.43
Low	$43.46
High/Low Differential	$17.97

Six Months Ended June 30, 2014
High	$107.26
Low	$91.66
High/Low Differential	$15.60

Year Ended December 31, 2014
High	$107.26
Low	$53.27
High/Low Differential	$53.99
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
Based on our open derivative contracts at June 30, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of June 30, 2015, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	555	$445	$(3,301)	$3,301	July 2015
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
We recorded interest expense related to our revolving credit facility of $2.0 million during the three months ended June 30, 2015, including amortization of debt issuance cost. An increase in interest rates of 1% for the three months ended June 30, 2015 would have increased our interest expense by $0.3 million. We recorded interest expense related to our revolving credit facility of $4.2 million during the six months ended June 30, 2015, including amortization of debt issuance cost. An increase in interest rates of 1% for the six months ended June 30, 2015 would have increased our interest expense by $0.7 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of June 30, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common units by us during the quarter ended June 30, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	1,579	$52.47	—	—
May 1, 2015 - May 31, 2015	—	—	—	—
June 1, 2015 - June 30, 2015	—	—	—	—
Total	1,579	$52.47	—	—

(1)	Represents shares of common units withheld from certain of our employees for payment of taxes associated with the vesting of restricted unit awards.
(2)	The price paid per common unit represents the closing price as posted on the New York Stock Exchange on the day that the units vested.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Indenture, dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015, and incorporated herein in its entirety by reference).

4.2	Form of 5.625% Senior Note due 2023 (included as Exhibit 1 to Exhibit 4.1 of this Quarterly Report on Form 10-Q).
4.3
Registration Rights Agreement, dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., the Guarantors signatory thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015, and incorporated herein in its entirety by reference).

10.1
Purchase Agreement, dated May 11, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2015, and incorporated herein in its entirety by reference).

10.2
Equity Distribution Agreement, dated May 12, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Midstream GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2015, and incorporated herein in its entirety by reference).

10.3	Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (effective December 1, 2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Indenture, dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015, and incorporated herein in its entirety by reference).

4.2	Form of 5.625% Senior Note due 2023 (included as Exhibit 1 to Exhibit 4.1 of this Quarterly Report on Form 10-Q).
4.3
Registration Rights Agreement, dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., the Guarantors signatory thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015, and incorporated herein in its entirety by reference).

10.1
Purchase Agreement, dated May 11, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2015, and incorporated herein in its entirety by reference).

10.2
Equity Distribution Agreement, dated May 12, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Midstream GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2015, and incorporated herein in its entirety by reference).

10.3	Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (effective December 1, 2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.