Form 10-Q
period 2015-09-30
Rose Rock Midstream, L.P.
filed 2015-11-06
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At October 31, 2015, there were 36,794,178 common units outstanding.

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,011	$3,625
Accounts receivable	242,910	224,881
Receivable from affiliates	7,924	15,485
Inventories	49,048	26,722
Other current assets	4,752	4,056
Total current assets	348,645	274,769
Property, plant and equipment (net of accumulated depreciation of $113,089 and $82,646 at September 30, 2015 and December 31, 2014, respectively)	425,820	396,066
Equity method investments	430,168	269,635
Goodwill	36,116	36,116
Other intangible assets (net of accumulated amortization of $1,175 and $370 at September 30, 2015 and December 31, 2014, respectively)	15,835	16,640
Other noncurrent assets, net	16,911	13,037
Total assets	$1,273,495	$1,006,263
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$225,295	$211,300
Payable to affiliates	16,445	27,909
Accrued liabilities	24,692	23,282
Other current liabilities	4,020	3,191
Total current liabilities	270,452	265,682
Long-term debt	744,468	432,092
Commitments and contingencies (Note 6)
Partners’ capital:
Common units – public (16,089,760 and 13,765,451 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	92,840	69,929
Common units – SemGroup (20,704,418 and 6,814,709 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	155,258	155,367
Subordinated units – SemGroup (0 and 8,389,709 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	—	(60,760)
Class A units - SemGroup (0 and 3,750,000 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	—	76,321
General partner	10,477	67,632
Total partners' capital	258,575	308,489
Total liabilities and partners' capital	$1,273,495	$1,006,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, including revenues from affiliates (Note 9):
Product	$211,881	$346,496	$511,973	$879,873
Service	29,205	30,360	87,109	81,653
Total revenues	241,086	376,856	599,082	961,526
Expenses, including expenses from affiliates (Note 9):
Costs of products sold, exclusive of depreciation and amortization	195,244	333,646	464,614	843,928
Operating	19,081	22,130	63,688	54,783
General and administrative	4,339	4,444	16,288	14,382
Depreciation and amortization	10,634	8,395	31,385	27,153
Total expenses	229,298	368,615	575,975	940,246
Earnings from equity method investments	17,115	16,289	55,662	39,660
Operating income	28,903	24,530	78,769	60,940
Other expenses, net:
Interest expense	12,491	8,010	30,694	13,127
Other income	(9)	—	(14)	(21)
Total other expenses, net	12,482	8,010	30,680	13,106
Net income	16,421	16,520	48,089	47,834
Less: net income attributable to noncontrolling interests	—	—	—	7,758
Net income attributable to Rose Rock Midstream, L.P.	$16,421	$16,520	$48,089	$40,076
Net income allocated to general partner	$5,658	$2,193	$15,723	$4,065
Net income allocated to common unitholders	$10,763	$10,370	$32,366	$25,989
Net income allocated to subordinated unitholders	$—	$4,226	$—	$11,086
Net loss allocated to Class A unitholders	$—	$(269)	$—	$(1,064)
Net income (loss) per limited partner unit:
Common unit (basic)	$0.29	$0.50	$0.90	$1.37
Common unit (diluted)	$0.29	$0.50	$0.89	$1.36
Subordinated unit (basic and diluted)	$—	$0.50	$—	$1.32
Class A unit (basic and diluted)	$—	$(0.07)	$—	$(0.36)
Basic weighted average number of limited partner units outstanding:
Common units	36,792	20,574	36,136	19,029
Subordinated units	—	8,390	—	8,390
Class A units	—	3,750	—	2,953
Diluted weighted average number of limited partner units outstanding:
Common units	36,831	20,646	36,179	19,088
Subordinated units	—	8,390	—	8,390
Class A units	—	3,750	—	2,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,089	$47,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,385	27,153
Loss on disposal of long-lived assets, net	157	230
Amortization of debt issuance costs	2,037	1,003
Inventory valuation adjustment	1,235	—
Non-cash equity compensation	1,013	705
Net unrealized gain related to derivative instruments	(3,430)	(656)
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(18,029)	(74,196)
Decrease (increase) in receivable from affiliates	7,561	20,456
Decrease (increase) in inventories	(23,561)	(18,208)
Decrease (increase) in other current assets	2,599	(2,743)
Increase (decrease) in accounts payable and accrued liabilities	14,594	76,480
Increase (decrease) in payable to affiliates	(11,348)	(31,788)
Net cash provided by operating activities	52,302	46,270
Cash flows from investing activities:
Capital expenditures	(59,161)	(39,725)
Proceeds from sale of long-lived assets	170	718
Contributions to equity method investments	(34,059)	(54,527)
Acquisitions	(205,071)	(133,993)
Distributions from equity investments in excess of equity in earnings	19,564	5,421
Net cash used in investing activities	(278,557)	(222,106)
Cash flows from financing activities:
Debt issuance costs	(5,688)	(8,577)
Borrowings on revolving credit facility and issuance of senior unsecured notes, net of discount	676,208	783,415
Principal payments on revolving credit facility	(364,000)	(555,415)
Principal payments on capital lease obligations	(37)	(28)
Proceeds from common L.P. unit issuance, net of offering costs	89,119	—
Contribution from general partner	—	13,574
Cash consideration in excess of historical cost of acquisitions from SemGroup	(46,264)	(24,413)
Cash distributions to partners	(82,697)	(43,462)
Cash distributions to noncontrolling interests	—	(10,683)
Contributions from noncontrolling interests	—	14,367
Net cash provided by financing activities	266,641	168,778
Net increase (decrease) in cash and cash equivalents	40,386	(7,058)
Cash and cash equivalents at beginning of period	3,625	15,437
Cash and cash equivalents at end of period	$44,011	$8,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
On April 30, 2015, the FASB issued ASU 2015-06, "Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a Consensus of the FASB Emerging Issues Task Force)," which requires a master limited partnership ("MLP") to allocate earnings (losses) of the transferred business entirely to the general partner when calculating earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU that the limited partners previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing EPU under the two-class method. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The new guidance shall be applied

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

on a retrospective basis for all periods presented. We early adopted this guidance in the first quarter of 2015 and the impact was not material.
On April 7, 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. We will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.

2.	EQUITY METHOD INVESTMENTS
Under the equity method, we do not report the individual assets and liabilities of our investees. Instead, our membership interests are reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
Our equity method investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
White Cliffs Pipeline, L.L.C.	$287,090	$269,635
Glass Mountain Pipeline, LLC	143,078	—
Total equity method investments	$430,168	$269,635
Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
White Cliffs Pipeline, L.L.C.	$16,047	$16,289	$50,682	$39,660
Glass Mountain Pipeline, LLC	1,068	—	4,980	—
Total earnings from equity method investments	$17,115	$16,289	$55,662	$39,660
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
White Cliffs Pipeline, L.L.C.	$20,631	$17,029	$65,336	$45,081
Glass Mountain Pipeline, LLC	2,971	—	9,891	—
Total cash distributions received from equity method investments	$23,602	$17,029	$75,227	$45,081

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months and nine months ended September 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$49,027	$42,211	$152,150	$110,018
Operating, general and administrative expenses	$8,446	$4,055	$25,844	$16,362
Depreciation and amortization expense	$8,746	$5,807	$25,871	$14,737
Net income	$31,835	$32,349	$100,428	$78,919
Our equity in earnings of White Cliffs for the three months and nine months ended September 30, 2015 and 2014 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended September 30, 2015 and 2014, respectively. White Cliffs recorded $1.1 million and $1.2 million of such general and administrative expense for the nine months ended September 30, 2015 and 2014, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the nine months ended September 30, 2015, we contributed $31.0 million to these projects, including $22.7 million of contributions for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2015 and 2016 and are expected to total approximately $14.0 million. The project is expected to be completed during the first half of 2016.
Glass Mountain Pipeline, LLC
Certain summarized unaudited income statement information of Glass Mountain Pipeline, LLC ("Glass Mountain") for the three months and nine months ended September 30, 2015 is shown below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenues	$8,348	$29,257
Cost of sales	$253	$2,235
Operating, general and administrative expenses	$1,950	$4,861
Depreciation and amortization expense	$3,903	$11,879
Net income	$2,242	$10,278
Our equity in earnings of Glass Mountain for the three months and nine months ended September 30, 2015 is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the nine months ended September 30, 2015, we contributed $2.0 million to Glass Mountain related to capital projects.

3.	ACQUISITIONS

During the nine months ended September 30, 2015, we completed the following acquisition:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$5,355	$(364)	$4,991	$3,198	$(1,637)	$1,561
Liabilities	$364	$(364)	$—	$1,637	$(1,637)	$—
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2015 and 2014. As such, no rollforward of Level 3 activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	5,735	1,525	19,187	3,475
Purchases	5,775	1,313	19,188	3,128
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

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$4,991	$—	$1,561	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin accounts were in a net liability position as of September 30, 2015 of $2.3 million. At December 31, 2014, our

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

margin deposit balance was $0.8 million. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of September 30, 2015 and December 31, 2014, we would have had net asset positions of $2.6 million and $2.4 million, respectively.
Realized and unrealized losses from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commodity contracts	$6,036	$4,047	$3,190	$1,298
Concentrations of risk
During the three months ended September 30, 2015, two third-party customers accounted for approximately 69% of our consolidated revenue. We purchased approximately $63.3 million of product from two third-party suppliers, which represented approximately 32% of our costs of products sold.
During the nine months ended September 30, 2015, two third-party customers accounted for approximately 68% of our consolidated revenue. We purchased approximately $161.9 million of product from two third-party suppliers, which represented approximately 35% of our costs of products sold.
At September 30, 2015, one third-party customer accounted for 50% of our total accounts receivable.

5.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
5.625% senior unsecured notes due 2022	$400,000	$400,000
5.625% senior unsecured notes due 2023	344,410	—
Revolving credit facility	—	32,000
Capital leases	95	132
Total long-term debt	$744,505	$432,132
Less: current portion of long-term debt	37	40
Noncurrent portion of long-term debt	$744,468	$432,092
Senior unsecured notes due 2022
At September 30, 2015, we had $400 million of 5.625% senior unsecured notes due 2022 outstanding ("2022 Notes"). Rose Rock and Rose Rock Finance Corporation ("Finance Corp.") are co-issuers of the 2022 Notes. For the three months ended September 30, 2015 and 2014, we incurred $5.9 million and $5.8 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs. For the nine months ended September 30, 2015 and 2014, we incurred $17.6 million and $5.8 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs.
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

The 2023 Notes were sold at 98.345% of par, a discount of $5.8 million. The discount is reported as a reduction to the face value of the 2023 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2023 Notes using the interest method. At September 30, 2015, the unamortized discount was $5.6 million.
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

For the three months and nine months ended September 30, 2015, we incurred $5.2 million and $7.9 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs and discount.
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
Revolving credit facility
At September 30, 2015, we had no outstanding borrowings on our $585 million revolving credit facility.
We had $38.9 million in outstanding letters of credit at September 30, 2015, and the rate per annum was 2.50%.
At September 30, 2015, we had $25.9 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.
We incurred $1.4 million and $2.0 million of interest expense related to this facility during the three months ended September 30, 2015 and 2014, respectively, including amortization of debt issuance costs. We incurred $5.6 million and $6.9 million of interest expense related to this facility during the nine months ended September 30, 2015 and 2014, respectively, including amortization of debt issuance costs.
Fair value
We estimate the fair value of our 2022 Notes and 2023 Notes to be $352 million and $310 million, respectively, at September 30, 2015, based on unadjusted, transacted market prices, which are categorized as Level 1 measurements.

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
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries. At this time, the following lawsuits have been filed in either the District Court of Zavala County, Texas or the District Court of Dimmit County, Texas, Olga D. Rubio and Carlos Rubio, Individually and on Behalf of All Statutory Wrongful Death Beneficiaries of Carlos Rubio, Jr., Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodrigues, Plaintiffs and Alejandra Abigail Ortega, Individually and as next friend of K.A.P., a minor, and as Representative of the Estate of Eduardo Pena, and Julian Pena and Nelva G. Suifuentes Pena Intervenors vs. Rose Rock Midstream Field Services, LLC, Jesus Riojas, and Roberto Rivera; Derek Muhlenbruch vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; and Agustin Lara, Sr., Individually, and Elsa Zamarripa, Individually and As Representative of the Estate of Justin Lara, Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; Jorge A Porras vs. Rose Rock Midstream Field Services, LLC; Nancy Garcia vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro a/n/f of Sergio Veyro, Jr. vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro as Rep of Estate of Sergio Veyro Sr., deceased vs. Rose Rock Midstream Field Services, LLC; Veronica Kimberly Veyro vs. Rose Rock Midstream Field Services, LLC; Roberto Rivera-Castilla vs. Rose Rock Midstream Field Services, LLC; Mary Alice Medellin vs. Rose Rock Midstream Field Services, LLC; Mary Medellin as Rep of Estate of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Mary Medellin on behalf of those entitled to recover for the Wrongful Death of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Elizabeth Rolon vs. Rose Rock Midstream Field Services, LLC; Juan Francisco Medellin, III vs. Rose Rock Midstream Field Services, LLC and David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas. In August 2015, Rose Rock Midstream, L.P. and SemGroup Corporation were added as Defendants. We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  Mediation including all parties is scheduled for the first week of November 2015. Trial on all these cases is currently scheduled to begin on February 9, 2016. We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

Blueknight claim
Blueknight Energy Partners, L.P. ("Blueknight"), which was formerly a subsidiary of SemGroup, LP, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup Corporation). The services provided by SemCrude to Blueknight under this agreement included from time to time certain operational tasks as requested by Blueknight in order that Blueknight could operate its Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreement, certain of these services were phased out and Blueknight began to perform all services necessary for the operation of its Cushing terminal without SemCrude's assistance.
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
The parties completed discovery in the District Court, where substantial documentation was exchanged and deposition testimony was taken. After the parties attended mediation, a confidential settlement was executed on September 11, 2015. In exchange for mutual releases, a dismissal with prejudice of all claims and counter-claims, and without any party admitting fault or liability whatsoever, SemGroup agreed to pay Blueknight $12.3 million in cash. The dismissal with prejudice of all claims and counter-claims was filed in the Tulsa County District Court case on September 22, 2015, and the suit is now closed. Throughout the case, Rose Rock has been indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2015, such commitments included the following (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	COMMITMENTS AND CONTINGENCIES, Continued

	Volume (Barrels)	Value
Fixed price purchases	2,635	$116,683
Fixed price sales	3,485	$156,359
Floating price purchases	17,683	$797,546
Floating price sales	19,115	$869,566
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.
We have a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline subject to completion of an expansion project related to our Platteville facilities. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
See Note 2 for capital contribution requirements related to the White Cliffs expansion.

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2014 to September 30, 2015 (in thousands):

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Total Partners' Capital
Balance at December 31, 2014	$69,929	$155,367	$(60,760)	$76,321	$67,632	$308,489
Net income	14,153	18,213	—	—	15,723	48,089
Equity issuance	89,119	70,560	—	—	3,260	162,939
Equity adjustment related to common control acquisition	(51,452)	(39,246)	(26,838)	—	(61,580)	(179,116)
Conversion to common units	—	(16,479)	92,800	(76,321)	—	—
Unvested distribution equivalent rights	(142)	—	—	—	—	(142)
Cash distributions to partners	(29,780)	(33,157)	(5,202)	—	(14,558)	(82,697)
Non-cash equity compensation	1,013	—	—	—	—	1,013
Balance at September 30, 2015	$92,840	$155,258	$—	$—	$10,477	$258,575

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
The following table shows the cash distributions paid or declared per common unit during 2015 and 2014:

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
Equity incentive plan
We granted 25,178 restricted unit awards during the nine months ended September 30, 2015, with a weighted average grant date fair value of $47.10. At September 30, 2015, there were 93,652 unvested restricted unit awards that have been granted pursuant to our equity incentive plan. During the nine months ended September 30, 2015, 33,866 restricted unit awards vested of which 12,892 were withheld to satisfy tax withholding obligations. The cost associated with the withheld awards of $0.5 million is reflected in the condensed consolidated financial statements as a cash distribution to common public unitholders.
The holders of restricted units granted in 2012 were entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The distributions were settled in common units, based on the market price of our limited partner common units as of the close of business on the vesting date. In January 2015, 3,335 units were issued upon the vesting of the 2012 restricted units. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At September 30, 2015, the value of these UUDs related to cash settled unvested restricted units was approximately $320 thousand.
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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except per unit data):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	EARNINGS PER LIMITED PARTNER UNIT, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Rose Rock Midstream, L.P.	$16,421	$16,520	$48,089	$40,076
Less: General partner's incentive distribution earned	5,330	1,835	14,761	3,212
Less: General partner's 2.0% ownership	328	358	962	853
Net income allocated to limited partners	$10,763	$14,327	$32,366	$36,011
Numerator for basic and diluted earnings per limited partner unit (*):
Allocation of net income among limited partner interests:
Net income allocable to common units	$10,763	$10,370	$32,366	$25,989
Net income allocable to subordinated units	—	4,226	—	11,086
Net loss allocable to Class A units	—	(269)	—	(1,064)
Net income allocated to limited partners	$10,763	$14,327	$32,366	$36,011
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	36,792	20,574	36,136	19,029
Effect of non-vested restricted units	39	72	43	59
Diluted weighted average number of common units outstanding	36,831	20,646	36,179	19,088
Basic and diluted weighted average number of subordinated units outstanding	—	8,390	—	8,390
Basic and diluted weighted average number of Class A units outstanding	—	3,750	—	2,953
Net income (loss) per limited partner unit:
Common unit (basic)	$0.29	$0.50	$0.90	$1.37
Common unit (diluted)	$0.29	$0.50	$0.89	$1.36
Subordinated unit (basic and diluted)	$—	$0.50	$—	$1.32
Class A unit (basic and diluted)	$—	$(0.07)	$—	$(0.36)
(*) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Prior to the conversion of the Class A units in January 2015, the Class A units did not participate in cash distributions, but were allocated a proportional share of undistributed earnings. As distributions related to the available cash exceeded net income, the Class A units reflect a loss for the three months and nine months ended September 30, 2014.

9.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. Allocations are based on the actual costs of employees operating Rose Rock, including employees added through growth and acquisitions. SemGroup charged us $11.3 million and $10.2 million during the three months ended September 30, 2015 and 2014, respectively, for direct employee costs. SemGroup charged us $33.4 million and $24.2 million during the nine months ended September 30, 2015 and 2014, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $2.4 million and $2.6 million during the three months ended September 30, 2015 and 2014, respectively, for such allocated costs. SemGroup charged us $8.7 million and $7.6 million during the nine months ended September 30, 2015 and 2014, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP
SemGroup holds limited partner common units and general partner ownership interests in NGL Energy Partners LP ("NGL Energy"). We generated revenues from NGL Energy of $19.1 million and $96.5 million for the three months ended September 30, 2015 and 2014, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $16.0 million and $83.5 million for the three months ended September 30, 2015 and 2014, respectively. We received reimbursements from NGL Energy for support services in the amount of $42.0 thousand for the three months ended September 30, 2014. We received no reimbursements from NGL Energy for support services for the three months ended September 30, 2015.
We generated revenues from NGL Energy of $133.6 million and $330.1 million for the nine months ended September 30, 2015 and 2014, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $126.2 million and $351.3 million for the nine months ended September 30, 2015 and 2014, respectively. We received reimbursements from NGL Energy for support services in the amount of $56.0 thousand and $126.0 thousand for the nine months ended September 30, 2015 and 2014, respectively.
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
SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. ("SemGas"), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $4.2 million and $9.7 million for the three months ended September 30, 2015 and 2014, respectively. Purchases from SemGas were $16.6 million and $29.4 million for the nine months ended September 30, 2015 and 2014, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $1.1 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. We generated storage revenues from White Cliffs of $3.2 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. We incurred $0.8 million and $1.0 million of costs for the three months months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on the White Cliffs Pipeline. We incurred $2.6 million and $2.7 million of costs for the nine months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on the White Cliffs Pipeline. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended September 30, 2015 and 2014, respectively. We received $0.3 million and $0.3 million in management fees from White Cliffs for the nine months ended September 30, 2015 and 2014, respectively.
Glass Mountain
We incurred $0.5 million and $0.3 million of costs for the three months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We incurred $1.7 million and $0.4 million of costs for the nine months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.2 million and $0.1 million in fees from Glass Mountain for the three months ended September 30, 2015 and 2014, respectively, related to support services associated with Glass Mountain's pipeline operations. We received $0.6 million and $0.3 million in fees from Glass Mountain for the nine months ended September 30, 2015 and 2014, respectively, related to support services associated with Glass Mountain's

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS, Continued

pipeline operations. We made purchases of crude oil of $1.5 million from Glass Mountain during the nine months ended September 30, 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. We paid $11.0 thousand and $22.7 thousand in legal fees and related expenses to this law firm during the three months ended September 30, 2015 and 2014, respectively. We paid $15.1 thousand and $0.1 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2015 and 2014, respectively. Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $9.1 thousand during the three months ended September 30, 2014. White Cliffs did not make any payments to this law firm for the three months ended September 30, 2015. White Cliffs paid legal fees and related expenses to this law firm of $3.4 thousand and $90.1 thousand during the nine months ended September 30, 2015 and 2014, respectively.

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
Other supplemental disclosures
We paid cash interest of $27.7 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively.
We accrued $2.7 million for purchases of property, plant and equipment for the nine months ended September 30, 2015. No significant amounts were accrued for purchases of property, plant and equipment for the nine months ended September 30, 2014.

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
Overview of Business
We are a growth-oriented Delaware limited partnership formed by SemGroup Corporation ("SemGroup") in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. We operate in the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and the Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous interconnections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.

Fee-Based Services
We charge a capacity or volume-based fee for the storage and transportation of crude oil and related ancillary services. Our fee-based services include substantially all of our operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services we provide on our Kansas and Oklahoma pipeline system. Some of our fee-based contracts are take-or-pay contracts whereby the customer is required to pay us a fixed minimum monthly fee regardless of usage. For the three months ended September 30, 2015 and 2014, approximately 71% and 71%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. For the nine months ended September 30, 2015 and 2014, approximately 66% and 70%, respectively, of our Adjusted gross margin was generated by providing fee-based services to customers. (See "—How We Evaluate Our Operations—Adjusted Gross Margin" for definition of Adjusted gross margin.)
Fixed-Margin Transactions
We purchase crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as "fixed-margin" or "buy/sell" transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations. For the three months ended September 30, 2015 and 2014, approximately 7% and 10%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions. For the nine months ended September 30, 2015 and 2014, approximately 8% and 10%, respectively, of our Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
We conduct marketing activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. Our marketing activities account for a portion of the Adjusted gross margin by using our pipeline, trucking and storage assets to capture location and quality differentials, including blending different crude oil grades to meet the refiners' preferred crude oil specifications. When conditions permit, we also use our assets to capture margins due to forward market crude oil prices being higher than spot market prices. For the three months ended September 30, 2015 and 2014, approximately 22% and 19%, respectively, of our Adjusted gross margin was generated through marketing activities. For the nine months ended September 30, 2015 and 2014, approximately 26% and 20%, respectively, of our Adjusted gross margin was generated through marketing activities.
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

Our Property, Plant and Equipment
We own and operate all of our assets, which at September 30, 2015 include:

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

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 85,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

•
a twenty-lane crude oil truck unloading facility with 330,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. The construction of an additional ten bays and 15,000 barrels of storage was completed in October 2015;

•	a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of over 270 transport trucks and 275 trailers.

Our Investment in White Cliffs Pipeline, L.L.C.
We wholly own SemCrude Pipeline, L.L.C. ("SCPL"), which owns a 51% interest in White Cliffs. White Cliffs owns a pipeline system consisting of two 527-mile parallel lines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"), which we operate. The White Cliffs Pipeline is currently undergoing an expansion which will increase the capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day.

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

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and nine months ended September 30, 2015 and 2014 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit and operating data)	2015	2014	2015	2014
Statements of income data:
Revenues, including revenues from affiliates:
Product	$211,881	$346,496	$511,973	$879,873
Service	29,205	30,360	87,109	81,653
Total revenues	241,086	376,856	599,082	961,526
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	195,244	333,646	464,614	843,928
Operating	19,081	22,130	63,688	54,783
General and administrative	4,339	4,444	16,288	14,382
Depreciation and amortization	10,634	8,395	31,385	27,153
Total expenses	229,298	368,615	575,975	940,246
Earnings from equity method investments	17,115	16,289	55,662	39,660
Operating income	28,903	24,530	78,769	60,940
Other expenses, net	12,482	8,010	30,680	13,106
Net income	16,421	16,520	48,089	47,834
Less: net income attributable to noncontrolling interests	—	—	—	7,758
Net income attributable to Rose Rock Midstream, L.P.	$16,421	$16,520	$48,089	$40,076
Net income (loss) per limited partner unit:
Common unit (basic)	$0.29	$0.50	$0.90	$1.37
Common unit (diluted)	$0.29	$0.50	$0.89	$1.36
Subordinated unit (basic and diluted)	$—	$0.50	$—	$1.32
Class A unit (basic and diluted)	$—	$(0.07)	$—	$(0.36)
Distributions paid per common and subordinated unit	$0.6500	$0.5350	$1.9050	$1.4950

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$32,431	$21,152	$52,302	$46,270
Investing activities	$(26,965)	$(19,892)	$(278,557)	$(222,106)
Financing activities	$(29,557)	$3,846	$266,641	$168,778

Other financial data:
Adjusted gross margin	$41,296	$42,799	$131,038	$116,942
Adjusted EBITDA	$41,872	$32,202	$128,708	$82,806
Capital expenditures	$22,899	$17,887	$59,161	$39,725
Acquisitions	$—	$—	$205,071	$133,993
Contributions to equity method investments	$10,597	$2,753	$34,059	$54,527

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.6	7.6	7.6
Percent of Cushing storage capacity contracted to third parties (as of period end)	86%	86%	86%	86%
Transportation volumes (average Bbls/day)	187,000	164,300	185,000	142,500
Marketing volumes (average Bbls/day)	125,500	51,500	100,500	46,800
Unloading/Platteville volumes (average Bbls/day)	74,100	62,300	71,300	61,200

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; in thousands)	2015	2014	2015	2014
Reconciliation of operating income to Adjusted gross margin:

Operating income	$28,903	$24,530	$78,769	$60,940
Add:
Operating expense	19,081	22,130	63,688	54,783
General and administrative expense	4,339	4,444	16,288	14,382
Depreciation and amortization expense	10,634	8,395	31,385	27,153
Less:
Earnings from equity method investments	17,115	16,289	55,662	39,660
Non-cash unrealized gain on derivatives, net	4,546	411	3,430	656
Adjusted gross margin	$41,296	$42,799	$131,038	$116,942

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; in thousands)	2015	2014	2015	2014
Reconciliation of net income to Adjusted EBITDA:
Net income	$16,421	$16,520	$48,089	$47,834
Add:
Interest expense	12,491	8,010	30,694	13,127
Depreciation and amortization expense	10,634	8,395	31,385	27,153
Cash distributions from equity method investments	23,602	17,029	75,227	45,081
Inventory valuation adjustment	—	—	1,235	—
Non-cash equity compensation	358	315	1,013	705
Loss on disposal of long-lived assets, net	27	291	157	230
Less:		—
Earnings from equity method investments	17,115	16,289	55,662	39,660
White Cliffs cash distributions attributable to noncontrolling interests	—	1,658	—	11,008
Impact from derivative instruments:
Total gain (loss) on derivatives, net	6,036	4,047	3,190	1,298
Total realized loss (gain) (cash flow) on derivatives, net	(1,490)	(3,636)	240	(642)
Non-cash unrealized gain on derivatives, net	4,546	411	3,430	656
Adjusted EBITDA	$41,872	$32,202	$128,708	$82,806

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; in thousands)	2015	2014	2015	2014
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$32,431	$21,152	$52,302	$46,270
Less:
Changes in operating assets and liabilities, net	8,710	(4,441)	(28,184)	(29,999)
White Cliffs cash distributions attributable to noncontrolling interests	—	1,658	—	11,008
Add:
Interest expense, excluding amortization of debt issuance costs	11,664	7,527	28,658	12,124
Distributions from equity investments in excess of equity in earnings	6,487	740	19,564	5,421
Adjusted EBITDA	$41,872	$32,202	$128,708	$82,806

Three months ended September 30, 2015 vs. three months ended September 30, 2014
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue
Product	$211,881	$346,496
Service	29,205	30,360
Total revenues	241,086	376,856
Less: Cost of products sold, exclusive of depreciation and amortization	195,244	333,646
Less: Non-cash unrealized gain on derivatives, net	4,546	411
Adjusted gross margin	$41,296	$42,799
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended September 30, 2015	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,685	$20,330	$209,114	$3,957	$241,086
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	195,244	—	195,244
Less: Unrealized gain on derivatives, net	—	—	4,546	—	4,546
Adjusted gross margin	$7,685	$20,330	$9,324	$3,957	$41,296

(1)
Transportation Adjusted gross margin is comprised of $4.9 million, $12.7 million and $2.7 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,636	$23,918	$342,120	$3,182	$376,856
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	333,646	—	333,646
Less: Unrealized gain on derivatives, net	—	—	411	—	411
Adjusted gross margin	$7,636	$23,918	$8,063	$3,182	$42,799

(1)
Transportation Adjusted gross margin is comprised of $3.4 million, $16.1 million and $4.4 million related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin decreased for the three months ended September 30, 2015, to $41.3 million from $42.8 million for the three months ended September 30, 2014, due to:

•
an increase in marketing volume of approximately 6.8 million barrels for the three months ended September 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.81 for the three months ended September 30, 2015, from approximately $1.70 for the three months ended September 30, 2014, resulted in a $1.2 million increase in Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and sales taking advantage of contango market conditions and this increased activity compressed the overall realized average margin per barrel;

•	an increase in pumpover activity at Cushing resulted in a $0.4 million increase in Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.4 million Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.2 million Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
an increase in pipeline transportation and buy/sell volumes of approximately 1.0 million barrels for the three months ended September 30, 2015, compared to the same period in 2014 was offset by a lower average margin per barrel as the average margin per barrel decreased to approximately $0.76 for the three months ended September 30, 2015, from approximately $0.86 for the three months ended September 30, 2014. This resulted in a $0.1 million decrease in Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
a reduction in the average leased storage rate per barrel in Cushing resulted in a $0.1 million decrease to Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014; and

•
additional truck transportation volumes of 1.1 million barrels for the three months ended September 30, 2015, compared to the same period in 2014 were offset by a higher concentration of shorter haul volumes, as the average margin per barrel decreased to approximately $1.78 for the three months ended September 30, 2015, from approximately $2.67 for the three months ended September 30, 2014. This resulted in a $3.5 million decrease in Adjusted gross margin in the three months ended September 30, 2015, compared to the same period in 2014. Related trucking costs are included in operating expense described below.

Operating expense
Operating expenses decreased for the three months ended September 30, 2015 to $19.1 million from $22.1 million for the three months ended September 30, 2014. Approximately $2.7 million of the decrease ($13.4 million compared to $16.1 million) is attributable to the crude oil trucking fleet, primarily the result of lower labor costs, maintenance expense and fuel costs of $1.0 million, $0.9 million and $0.8 million, respectively.
In addition, there were decreases in field expense and maintenance and repair of $0.8 million and $0.2 million, respectively. These decreases were partially offset by an increase in employee expense and other operating expense of $0.6 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense decreased to $4.3 million for the three months ended September 30, 2015 from $4.4 million for the three months ended September 30, 2014. This decrease is due to a reduction in employee expense of $0.5 million, offset by additional overhead allocation and outside services of $0.3 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended September 30, 2015 to $10.6 million from $8.4 million for the three months ended September 30, 2014. Approximately $2.1 million of the increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $0.9 million in depreciation expense is due to project completions. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 and 2014 decreased by $0.8 million.
Earnings from equity method investments
Earnings from our equity method investments increased for the three months ended September 30, 2015 to $17.1 million from $16.3 million for the three months ended September 30, 2014. The increase is due to our commissioning of White Cliffs' second line in August 2014 and our January 2015 acquisition of ownership interest in GMH (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased for the three months ended September 30, 2015 to $12.5 million from $8.0 million for the three months ended September 30, 2014. The increase is primarily the result of the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Adjusted Gross Margin
The following table shows the calculation of Adjusted gross margin for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Revenue
Product	$511,973	$879,873
Service	87,109	81,653
Total revenues	599,082	961,526
Less: Cost of products sold, exclusive of depreciation and amortization	464,614	843,928
Less: Non-cash unrealized gain on derivatives, net	3,430	656
Adjusted gross margin	$131,038	$116,942
The following tables show the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

Nine Months Ended September 30, 2015	Storage	Transportation (1)	Marketing Activities		Other (2)	Total
Revenues	$22,981	$63,083	$501,550		$11,468	$599,082
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	464,614	(3)	—	464,614
Less: Unrealized gain on derivatives, net	—	—	3,430		—	3,430
Adjusted gross margin	$22,981	$63,083	$33,506		$11,468	$131,038

(1)
Transportation Adjusted gross margin is comprised of $13.4 million, $39.3 million and $10.4 million related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

(3)	Costs of products sold includes a $1.2 million lower of cost or market inventory adjustment.

Nine Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$23,872	$60,028	$868,318	$9,308	$961,526
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	843,928	—	843,928
Less: Unrealized gain on derivatives, net	—	—	656	—	656
Adjusted gross margin	$23,872	$60,028	$23,734	$9,308	$116,942

(1)
Transportation Adjusted gross margin is comprised of $9.4 million, $39.0 million and $11.6 million related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

We define Adjusted gross margin as total revenues minus costs of products sold and unrealized gain (loss) on derivatives. (See "—Non-GAAP Financial Measures" for Adjusted gross margin table.) Adjusted gross margin decreased for the nine months ended September 30, 2015, to $131.0 million from $116.9 million for the nine months ended September 30, 2014, due to:

•
an increase in marketing volume of approximately 14.7 million barrels for the nine months ended September 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.22 for the nine months ended September 30, 2015, from approximately $1.86 for the nine months ended September 30, 2014, resulted in a $9.8 million increase in Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and sales taking advantage of contango market conditions and this increased activity compressed the overall realized average margin per barrel;

•
an increase in pipeline transportation and buy/sell volumes of approximately 4.9 million barrels in the nine months ended September 30, 2015, compared to the same period in 2014 resulted in a $2.8 million increase in Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing resulted in a $1.2 million increase in Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.9 million Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.4 million Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•
additional truck transportation volumes of 6.7 million barrels in the nine months ended September 30, 2015, compared to the same period in 2014 generated an additional $0.2 million in Adjusted gross margin, reflecting a higher concentration of shorter haul volumes. Related trucking costs are included in operating expense described below; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage resulted in a $1.2 million decrease to Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014.

Operating expense
Operating expenses increased for the nine months ended September 30, 2015 to $63.7 million from $54.8 million for the nine months ended September 30, 2014. Approximately $7.8 million of the increase ($45.5 million compared to $37.7 million) is attributable to the crude oil trucking fleet. In addition, there were increases in employee expense, outside services, travel and insurance and tax expense of $1.5 million, $0.6 million, $0.2 million and $0.1 million, respectively. These increases were partially offset by reductions in field expense and maintenance and repair of $0.7 million and $0.6 million, respectively.
General and administrative expense
General and administrative expense increased to $16.3 million for the nine months ended September 30, 2015 from $14.4 million for the nine months ended September 30, 2014. This increase is due to additional overhead allocation, outside services and insurance and taxes of $1.7 million, $0.9 million and $0.4 million, respectively. These increases were partially offset by a reduction of employee expense and other expenses of $1.0 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased for the nine months ended September 30, 2015 to $31.4 million from $27.2 million for the nine months ended September 30, 2014. A $1.6 million increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $4.6 million in depreciation expense is due to project completions and the acquisition of trucking operations in June 2014. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 and 2014 decreased by $2.0 million.
Earnings from equity method investments
Earnings from our equity method investments increased for the nine months ended September 30, 2015 to $55.7 million from $39.7 million for the nine months ended September 30, 2014. The increase is due to our June 2014 acquisition of ownership interest in SCPL combined with the commissioning of White Cliffs' second line in August 2014 and our January

2015 acquisition of ownership interest in GMH (see Note 2 of our condensed consolidated financial statements in this Form 10-Q). These earnings are attributable to fixed-fee pipeline transportation operations.
Interest expense
Interest expense increased for the nine months ended September 30, 2015 to $30.7 million from $13.1 million for the nine months ended September 30, 2014. The increase is primarily the result of the issuance of $400 million of 5.625% senior unsecured notes on July 2, 2014 and the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015.

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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by (used in):
Operating activities	$52,302	$46,270
Investing activities	(278,557)	(222,106)
Financing activities	266,641	168,778
Change in cash and cash equivalents	40,386	(7,058)
Cash and cash equivalents at beginning of period	3,625	15,437
Cash and cash equivalents at end of period	$44,011	$8,379
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net income	$48,089	$47,834
Non-cash expenses, net	32,397	28,435
Changes in operating assets and liabilities, net	(28,184)	(29,999)
Net cash flows provided by operating activities	$52,302	$46,270
For the nine months ended September 30, 2015, we experienced operating cash inflows of $52.3 million. Net income of $48.1 million included $32.4 million of non-cash expenses, comprised primarily of depreciation and amortization of $31.4 million, $3.4 million in net unrealized gains related to derivative instruments, amortization of debt issuance costs of $2.0 million and $1.2 million in inventory valuation adjustments. Changes in operating assets and liabilities accounted for net cash outflows of $28.2 million for the nine months ended September 30, 2015. The primary changes to operating assets and liabilities included an increase to accounts payable and accrued liabilities of $14.6 million, an increase in accounts receivable of $18.0 million, a decrease in receivables from affiliates of $7.6 million, an increase in inventories of $23.6 million, a decrease in payables to affiliates of $11.3 million and a decrease in other current assets of $2.6 million. The impact of accounts receivable, accounts payable, accrued liabilities and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the nine month period. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices.
For the nine months ended September 30, 2014, we experienced operating cash inflows of $46.3 million. Net income of $47.8 million included $28.4 million of non-cash expenses, comprised primarily of depreciation and amortization of $27.2 million. Changes in operating assets and liabilities accounted for net cash outflows of $30.0 million for the nine months ended September 30, 2014. The primary changes to operating assets and liabilities included an increase in accounts receivable of $74.2 million, a decrease in payables to affiliates of $31.8 million, inventory related cash outflows of $18.2 million due to approximately 200 thousand additional barrels in storage and an increase in other current assets of $2.7 million, offset by an increase to accounts payable and accrued liabilities of $76.5 million and a decrease in receivables from affiliates of $20.5 million. The impact of accounts receivable, accounts payable, accrued liabilities, and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities.
For the nine months ended September 30, 2015, our cash outflows from investing activities of $278.6 million related primarily to acquisition payments of $205.1 million, contributions to equity method investments of $34.1 million and capital expenditures of $59.2 million, offset by distributions from equity method investments in excess of equity in earnings of $19.6 million. Acquisitions represent the historical cost of Wattenberg Oil Trunkline and a 50% interest in Glass Mountain purchased from SemGroup. Consideration in excess of historical cost is reported as a financing activity in the cash flow statement. Contributions to equity method investments primarily related to capital calls to fund the expansion of the White Cliffs Pipeline and capital expenditures related to the Wattenberg Pipeline extension and other projects.
For the nine months ended September 30, 2014, our cash outflows from investing activities of $222.1 million related primarily to acquisition payments of $134.0 million, contributions to equity method investment of $54.5 million and capital expenditures of $39.7 million, offset by distributions from equity method investment in excess of equity in earnings of $5.4 million. Acquisitions include $90.0 million related to the acquisition of the remaining 33% SCPL interest, excluding cash consideration in excess of historical cost, and $44.0 million related to the acquisition of crude oil trucking assets from Chesapeake. Capital expenditures primarily related to our Cushing expansion and transportation projects. Contributions to equity method investment primarily related to capital calls to fund the White Cliffs Pipeline expansion.
Financing Activities.
Net cash inflows of $266.6 million from financing activities for the nine months ended September 30, 2015 were driven primarily by the issuance of $344.2 million of senior unsecured notes due 2023, net of a $5.8 million discount, $32 million net payments on our revolving credit facility ($332.0 million of borrowings less $364.0 million in principal payments) and $89.1 million in proceeds from the issuance of common limited partner units, reduced by $82.7 million of cash distributions to partners and $46.3 million cash consideration in excess of historical cost of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain. Proceeds from the issuance of common limited partner units were primarily used to fund the acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. Proceeds from the issuance of senior unsecured notes due 2023 were used to pay amounts owed under our revolving credit facility and for general partnership purposes.

Net cash inflows of $168.8 million from financing activities for the nine months ended September 30, 2014 were driven primarily by the issuance of $400 million of senior unsecured notes and $172 million net repayments on our revolving credit facility ($383.4 million of borrowings less $555.4 million in principal payments on our revolving credit facility), $43.5 million of cash distributions to partners and $24.4 million cash consideration in excess of historical cost of the remaining 33% interest in SCPL. In addition, financing activities include $10.7 million of distributions to and $14.4 million of contributions from SemGroup as the noncontrolling interest holder in SCPL, prior to our acquisition of SemGroup's remaining ownership interest in SCPL. Contributions from our general partner of $13.6 million represent funding provided to the Wattenberg Oil Trunkline by our general partner prior to our acquisition of the Wattenberg Oil Trunkline. As the acquisition was a common control transaction, our financial statements have been recast to include the Wattenberg Oil Trunkline in prior periods. Borrowings were used for acquisitions, capital expenditures and normal operations.
Long-term Debt
At September 30, 2015, we had $400 million and $350 million of senior unsecured notes outstanding which become due in 2022 and 2023, respectively, and no outstanding borrowings on our $585 million revolving credit facility, which expires in 2018. At September 30, 2015, our available borrowing capacity on our revolving credit facility was $546.1 million, which includes the impact of $38.9 million of outstanding letters of credit which reduce the capacity available for borrowings.
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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $78.2 million and $9.1 million at September 30, 2015 and December 31, 2014, respectively. The increase in working capital at September 30, 2015 as compared to December 31, 2014 is primarily due to a $40.4 million increase in cash and cash equivalents resulting from our May 14, 2015 issuance of $350 million of senior unsecured notes due 2023 and a $22.3 million increase in the ending inventory balance due to additional barrels on hand.
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

During the nine months ended September 30, 2015, we invested $93.2 million (cash basis) on capital projects, including contributions to equity method investments. Projected capital expenditures for 2015 include $140 million for expansion projects including contributions to fund growth projects of equity method investees and acquisitions from third parties and $10 million in maintenance projects.
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
Distributions
The table below shows cash distributions declared or paid during 2014 and 2015:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co accounted for more than 10% of our total revenue for the three months ended September 30, 2015, at approximately 52% and 17%, respectively. Shell Trading (US) Company and BP Oil Supply Co accounted for more than 10% of our total revenue for the nine months ended September 30, 2015, at approximately 49% and 19%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 6 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At September 30, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $64.8 million and $85.1 million, respectively.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended September 30, 2015
High	$56.96
Low	$38.24
High/Low Differential	$18.72

Three Months Ended September 30, 2014
High	$105.34
Low	$91.16
High/Low Differential	$14.18

Nine Months Ended September 30, 2015
High	$61.43
Low	$38.24
High/Low Differential	$23.19

Nine Months Ended September 30, 2014
High	$107.26
Low	$91.16
High/Low Differential	$16.10

Year Ended December 31, 2014
High	$107.26
Low	$53.27
High/Low Differential	$53.99
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
Based on our open derivative contracts at September 30, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of September 30, 2015, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	515	$4,991	$(2,322)	$2,322	October/November 2015
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
We recorded interest expense related to our revolving credit facility of $1.4 million during the three months ended September 30, 2015, including amortization of debt issuance cost. An increase in interest rates of 1% for the three months ended September 30, 2015 would have increased our interest expense by $0.0 million. We recorded interest expense related to our revolving credit facility of $5.6 million during the nine months ended September 30, 2015, including amortization of debt issuance cost. An increase in interest rates of 1% for the nine months ended September 30, 2015 would have increased our interest expense by $0.7 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of September 30, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended September 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Environmental," "Dimmit County, TX claims," "Blueknight claim" and "Other matters," in Note 6 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common units by us during the quarter ended September 30, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	—
August 1, 2015 - August 31, 2015	776	31.07	—	—
September 1, 2015 - September 30, 2015	—	—	—	—
Total	776	$31.07	—	—

(1)	Represents shares of common units withheld from certain of our employees for payment of taxes associated with the vesting of restricted unit awards.
(2)	The price paid per common unit represents the closing price as posted on the New York Stock Exchange on the day that the units vested.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

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