Form 10-K
period 2015-12-31
Rose Rock Midstream, L.P.
filed 2016-02-26
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates at June 30, 2015, was $747,324,977, based on the closing price of the common units on the New York Stock Exchange on June 30, 2015.
At January 31, 2016, there were 36,798,678 common units outstanding.
_____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

ROSE ROCK MIDSTREAM, L.P.
FORM 10-K—2015 ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-K include “forward-looking statements”. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Insufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to pay current, expected or minimum quarterly distributions;

•	Any sustained reduction in demand for, or supply of, crude oil in markets served by our midstream assets;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The amount of cash distributions, capital requirements, and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale of derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of crude oil;

•	Competition from other midstream energy companies;

•
Our ability to comply with the covenants contained in our credit facility and the indentures governing our senior notes, including requirements under our credit facility to maintain certain financial ratios;

•	The overall forward market for crude oil;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Weather and other natural phenomena, including climate conditions;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	Costs of, or changes in, laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases; and

•	General economic, market and business conditions.
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
______________________________________________________________
As used in this Form 10-K, and unless the context indicates otherwise, the terms (i) the “Partnership,” “Rose Rock,” “we,” “our,” “us” or like terms, refer to Rose Rock Midstream, L.P., its subsidiaries and its predecessor; (ii) “SemGroup” refers to SemGroup Corporation (NYSE: SEMG) and its subsidiaries and affiliates, other than our general partner and us; (iii) “Rose Rock GP” or our “general partner” refer to Rose Rock Midstream GP, LLC; and (iv) “unitholders” refer to our common unitholders, and not our general partner.

PART I
Items 1 and 2. Business and Properties
Overview
We are a growth-oriented Delaware limited partnership formed by SemGroup Corporation ("SemGroup") in 2011 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of crude oil gathering, transportation, storage, distribution and marketing in Colorado, Kansas, Minnesota, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. We operate in the Bakken Shale in North Dakota and Montana, the Denver-Julesburg Basin ("DJ Basin") and the Niobrara Shale in the Rocky Mountain region, and the Granite Wash and Mississippi Lime Play in the Mid-Continent region. The majority of our assets are strategically located in, or connected to, the Cushing, Oklahoma crude oil marketing hub. Cushing is the designated point of delivery specified in NYMEX crude oil futures contracts and is one of the largest crude oil marketing hubs in the United States ("U.S."). We believe that our connectivity in Cushing and our numerous connections with third-party pipelines, refineries and storage terminals provide our customers with the flexibility to access multiple points for the receipt and delivery of crude oil.
Company Information
Our principal executive offices are located at Two Warren Place, 6120 South Yale Avenue, Suite 700, Tulsa, OK 74136-4216 and our telephone number is (918) 524-7700. Our website is www.rrmidstream.com. Our common units trade on the New York Stock Exchange under the ticker symbol “RRMS.” Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as other information we file with, or furnish to, the SEC are available free of charge on our website. We will make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the ‘Investor Relations’ sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
SemGroup owns and operates a substantial portfolio of midstream assets and holds a significant interest in us through its ownership of a 55.1% limited partner interest, and 2.0% general partner interest in us, as well as all of our incentive distribution rights.
Our operations are conducted through, and our operating assets are owned by, our wholly-owned subsidiary, Rose Rock Midstream Operating, LLC, and its subsidiaries. Rose Rock Midstream Operating, LLC and its subsidiaries have no employees. The employees who conduct our business are employed by an affiliate of our general partner.
Crude Oil Midstream Market
The market we serve, which begins at the source of production and extends to the crude oil refiner, is commonly referred to as the “midstream” market.

Gathering and Transportation
Pipeline transportation is generally the lowest cost method for shipping crude oil from the well site to marketing hubs or refineries. Crude oil gathering assets generally consist of a network of smaller diameter pipelines that are connected directly to the well site or central receipt points delivering into larger diameter trunk lines. Marketing hubs, like the Cushing Interchange, provide storage and connections to other pipeline systems and modes of transportation, such as railroads, trucks and barges. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote well site locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.
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
Overview of the Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. The Cushing Interchange has multiple inbound and outbound pipeline interconnections and shell capacity of approximately 88 million barrels. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
Our Investment in White Cliffs
We wholly own SemCrude Pipeline, L.L.C. ("SCPL"), which owns a 51% interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"). White Cliffs owns a pipeline system consisting of two 12-inch 527-mile parallel lines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"). The White Cliffs Pipeline is currently undergoing an expansion which will increase the capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day. This expansion is expected to be completed in the second quarter of 2016. We operate the White Cliffs Pipeline.
Our Investment in Glass Mountain Pipeline, LLC
We wholly own Glass Mountain Holding, L.L.C. ("GMH"), which owns a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain") which owns a 12-inch and 18-inch 215-mile crude oil pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline"). It has a capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage. We operate the Glass Mountain Pipeline.
Our Property, Plant and Equipment
We own and operate all of our assets, which at December 31, 2015 include:

•	7.6 million barrels of crude oil storage capacity, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities;

•
a 570-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries, our storage terminal in Cushing, Oklahoma and the Glass Mountain Pipeline (effective March 1, 2016);

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	the Tampa pipeline, a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

•	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline; and

•	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.
Competitive Strengths
We believe that the following competitive strengths position us to successfully achieve our principal business objective:

•
Strategically located assets. The majority of our assets are located in or connected to Cushing, and our numerous connections to other terminals and pipelines provide our customers with multiple options for the receipt and delivery of crude oil. We believe that we are well positioned to take advantage of both throughput at Cushing and production in the Bakken Shale, DJ Basin, Niobrara Shale, Granite Wash and Mississippi Lime Play.

•
Modern crude oil transportation, storage and unloading assets. White Cliffs Pipeline, Glass Mountain Pipeline, our Cushing storage tanks, our Platteville facility and our pipeline to Tampa, Colorado have all been placed into service since the beginning of 2008. The recent construction of these facilities results in reduced maintenance costs, and we believe that customers prefer the additional reliability and safety that is generally associated with newer assets.

•
Affiliation with SemGroup. We believe our relationship with SemGroup strengthens our ability to make strategic acquisitions and to access other business opportunities. In addition, we believe that SemGroup, as the owner of a substantial interest in us, is motivated to promote and support the successful execution of our business strategies.

•
Experienced, knowledgeable management team with a proven track record. Our management team has an average of approximately 30 years of experience in the energy industry, including building, acquiring, integrating and operating midstream assets. In addition, our management team has established strong relationships throughout the U.S. upstream and midstream industries, which we believe will be beneficial to us in pursuing acquisition and organic expansion opportunities.

Business Strategy
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while maintaining the on-going stability of our business. We expect to achieve this objective through the following strategies:

•
Capitalizing on organic growth opportunities associated with our existing assets. We seek to identify and evaluate economically organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. Recent organic growth projects include: (i) an investment in an expansion of White Cliffs that will increase the pipeline capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day; (ii) a 38-mile expansion project on the WOT completed in January 2015; (iii) the construction of an additional 120,000 barrels of storage in Platteville, Colorado; (iv) the completion of 14 additional truck unloading bays at our Platteville, Colorado facilities; (v) the purchase of an additional 18 transport trucks; and (vi) completion of an additional 150,000 barrels of storage on the WOT.

•
Growing our business through strategic and accretive asset acquisitions from third parties and SemGroup. We plan to pursue from third parties and SemGroup, accretive acquisitions of midstream energy assets that are complementary to our existing asset base or that provide attractive potential returns in new operating regions or business lines. Acquisitions in 2015 include the purchase of the WOT and a 50% interest in Glass Mountain from SemGroup.

•
Focusing on fee-based services and fixed-margin transactions. We focus on opportunities to provide midstream services under fee-based arrangements and fixed-margin transactions, which minimize our direct exposure to commodity price fluctuations.

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

Our Relationship with SemGroup
One of our principal strengths is our relationship with SemGroup. SemGroup provides gathering, transportation, processing, storage, distribution, marketing, and other midstream services primarily to crude oil and natural gas producers, crude oil refiners and other market participants located in Colorado, Kansas, Minnesota, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming and in Canada, Mexico and the United Kingdom ("U.K."). SemGroup has structured its business portfolio to be heavily weighted in fee-based and fixed-margin activities along with minimal and managed marketing activities. SemGroup has a midstream asset portfolio that includes, among other assets:

•	approximately 1,590 miles of natural gas and natural gas liquids transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined licensed capacity of 695 million cubic feet per day;

•	five natural gas processing plants located in the U.S., with a combined operating capacity of 595 million cubic feet per day;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	11 asphalt cement terminals and modification facilities and two marine terminals in Mexico;

•	an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP; and

•	4.7 million common units of NGL Energy Partners LP.
SemGroup’s Class A common stock trades on the NYSE, under the symbol “SEMG.”
SemGroup owns and operates a substantial portfolio of midstream assets and retains a significant interest in us through its ownership of a 55.1% limited partner interest and the 2.0% general partner interest in us, as well as all of our incentive distribution rights. Given SemGroup’s significant ownership in us, we believe that SemGroup continues to be motivated to promote and support the successful execution of our business strategies. This support could include the potential contribution to us over time of additional midstream assets that SemGroup currently owns, acquires or develops in the future and the facilitation of accretive acquisitions. However, SemGroup is under no obligation to offer any assets or business opportunities to us or accept any offer for its assets that we may choose to make. SemGroup constantly evaluates acquisitions and dispositions and may elect to acquire or dispose of assets in the future without offering us the opportunity to purchase those assets. SemGroup has retained such flexibility because it believes it is in the best interests of its shareholders to do so. We cannot say with any certainty which, if any, opportunities to acquire assets from SemGroup may be made available to us or if we will choose to pursue any such opportunity. Moreover, the consideration to be paid by us for assets offered to us by SemGroup, if any, as well as the consummation and timing of any acquisition by us of these assets, would depend upon, among other things, the timing of SemGroup’s decision to sell, transfer or otherwise dispose of these assets, our ability to successfully negotiate a purchase price and other terms, and our ability to obtain financing.
We entered into an omnibus agreement with SemGroup and our general partner that governs our relationship with them regarding certain indemnification matters, among other things. Please read “Certain Relationships and Related Transactions, and Director Independence—Relationship with SemGroup—Agreements with SemGroup and its Affiliates—Omnibus Agreement”. While our relationship with SemGroup provides us with a significant advantage, it is also a source of potential conflicts. For example, SemGroup is not restricted from competing with us, and may acquire, construct or dispose of midstream energy assets without any obligation to offer us the opportunity to acquire or construct such assets. Please read “Certain Relationships and Related Transactions, and Director Independence—Relationship with SemGroup—Review, Approval and Ratification of Related Person Transactions” and “Risk Factors—Risks Inherent in an Investment in Us—SemGroup owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. SemGroup and our general partner will have conflicts of interest with us and may favor their own interests to your detriment.”
Our Business Segments
During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the Partnership to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting operating segments.
Our segments are organized by our key revenue generating activities. Our Transportation segment includes revenue generated through fees charged for the physical movement of crude oil utilizing our truck and pipeline assets, as well as buy/sell activity where we generate the equivalent of a transportation fee by buying crude oil at one location and selling it back to the same counterparty at a different location for a fixed margin. Our Facilities segment includes revenue generated through crude oil storage fees, truck unloading fees and other ancillary activities related to our facilities. Our Supply and Logistics segment includes revenue generated through the marketing and blending of crude oil and includes related derivative activity.
For certain financial information for each segment, refer to Note 13 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
Our Business Operations
The following sections present an overview of our business segments, including information regarding the principal business and services rendered, assets and operations, competition and growth opportunities. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Item 1A. Risk Factors.”
    Transportation
Transportation operates crude oil pipelines and truck transportation businesses in the U.S.
Assets and Operations

•
a 570-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•
the WOT, a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	the Tampa pipeline, a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma; and

•	a 50% ownership interest in Glass Mountain, which owns the Glass Mountain Pipeline, a 210-mile crude oil pipeline in western and north central Oklahoma.
Delivery Points. Our Kansas and Oklahoma system connects to pipelines owned by Sunoco Logistics Partners L.P., Plains All American Pipeline, L.P., Kaw Pipeline Company, Jayhawk Pipeline LLC and MV Purchasing, LLC in Kansas and Oklahoma, and refineries owned by HollyFrontier Corporation and ConocoPhillips Company, and our storage terminal in Cushing. In addition, we are constructing Isabel Pipeline, a 48-mile extension which will connect to Glass Mountain Pipeline.
Competition. Competition for crude oil volumes is primarily based on reputation, commercial terms, reliability, interconnectivity, location and available capacity. There are several new pipelines being built in the DJ Basin which would be direct competitors of the White Cliffs Pipeline.
    Facilities
Facilities operates crude oil storage and terminal businesses in the U.S.
Assets and Operations

•
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities; and

•	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.
General. Our storage terminal has the capacity to deliver 480,000 barrels of crude oil per day and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way connections with all of the other major storage terminals in Cushing. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing, Our Cushing terminal also includes truck unloading facilities.

All of our Cushing storage tanks have been built since the beginning of 2008 and had a weighted average age of 5.5 years as of December 31, 2015. The design and construction of our storage tanks meets the specifications established by the American Petroleum Institute in API 650 which establishes minimum requirements for material, design, fabrication, erection and testing of welded tanks for oil storage and includes seismic considerations. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
Competition. Competition for crude oil storage customers is intense and is based primarily on price, access to supply, access to logistics assets, distribution capabilities, the ability to meet regulatory requirements and maintaining the quality of service and customer relationships. Our major competitors in Cushing include Blueknight Energy Partners, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P., Magellan Midstream Partners, L.P. and Plains All American Pipeline, L.P.
Growth Opportunities. We have 100 acres of additional land as well as additional infrastructure which we believe will be sufficient to increase our storage capacity in Cushing by approximately six million barrels in the future. Our Platteville facility is designed to allow for expansion as production from the DJ Basin and Niobrara Shale increases.
Supply and Logistics
Supply and Logistics operates a crude oil marketing and blending business in the U.S.
Assets and Operations
Crude Supply and Logistics uses Crude Transportation and Crude Facilities assets for marketing purposes. In addition, Crude Supply and Logistics assets include:

•	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.
General. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create "back-to-back" transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to attempt to manage risk and mitigate financial exposure.
Our crude oil purchases in our marketing operations are made at prices that are typically based on published or "posted" prices, plus or minus a differential. The differential is determined based on the grade of oil produced, transportation costs and competitive factors. Both the price and the differential change in response to market conditions. Posted prices can change daily and differentials, in general, can change every 30 days as contracts renew. We sell crude oil primarily to refiners and other resellers in various types of sale and exchange transactions, at market prices for terms ranging from one to twelve months.
Operational Hazards and Insurance
Pipelines, terminals, storage tanks and other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we maintain insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, earthquakes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss incident and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits of $20 million per claim and $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with operating our pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity using deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us.

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
Our executive management committee, comprised of certain of our general partner’s corporate and business segment officers, oversees the financial and non-financial risks associated with all activities governed by our Comprehensive Risk Management Policy, including: asset operations; marketing; investments, divestitures, and other capital expenditures and dispositions; credit risk management; and other strategic activities. We also have a risk management group that is assigned responsibility for independently monitoring compliance with, reporting on and enforcing the provisions of our Comprehensive Risk Management Policy.
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
Climate Change. The U.S. Congress has been considering legislation to reduce emissions of certain gases, including carbon dioxide and methane, commonly referred to as greenhouse gases ("GHGs"). A number of states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Depending on the particular programs adopted to control GHG emissions from oil and natural gas systems, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations or could face additional taxes and higher costs of doing business. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for crude oil.
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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, our general partner maintains its office headquarters in Tulsa, Oklahoma. We also have offices located in Oklahoma City, Oklahoma; Cushing, Oklahoma; Dumas, Texas; Platteville, Colorado and Wichita, Kansas. The current lease for our general partner’s Tulsa headquarters expires in May 2022. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

Employees
The officers of our general partner manage our operations and activities. As of December 31, 2015, SemGroup employed approximately 400 people who provide direct support to our operations. All of the employees required to conduct and support our operations are employed by SemGroup. None of these employees are covered by collective bargaining agreements and SemGroup considers its employee relations to be good.

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
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution or to maintain current or expected levels of cash distributions to holders of our common units.
In order to pay the minimum quarterly distribution of $0.3625 per unit per quarter, or $1.45 per unit per year, we will require available cash of approximately $13.6 million per quarter, or approximately $54.4 million per year, based on the number of common units outstanding at January 31, 2016. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution or to maintain current or expected levels of cash distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of production of, and demand for, crude oil in the markets we serve;

•	the volume of crude oil that we gather, transport, store and/or market;

•	the fees with respect to volumes that we handle;

•	the profitability of our marketing operations;

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets; and

•	restrictions contained in debt agreements to which we are a party.
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
We have no control over the level of drilling activity or the amount of reserves in our areas of operation, or the rate at which production in any of our areas of operation will decline. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, the availability and cost of capital, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in energy prices can also greatly affect investments in the development of new crude oil reserves. Crude oil prices have declined significantly during the past year. For example, closing prices for New York Mercantile Exchange (NYMEX) West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $34.73 per barrel during the period from January 2, 2015 through December 31, 2015. Declines in crude oil prices have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets and a reduced need for our marketing operations. Because of these factors, even if new crude oil reserves are known to exist in our areas of operations, producers may choose not to develop those reserves.
Reductions in drilling activity or increased competition may result in our inability to maintain the current levels of crude oil that we gather, transport, store and market, it could have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
We have entered into a revolving credit agreement and senior unsecured notes indenture which limits our ability to, among other things:

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
The credit profile of SemGroup may be a factor considered in credit evaluations of us. This is because SemGroup, through our general partner, controls our business activities, including our cash distribution policy, acquisition strategy and business risk profile. If SemGroup’s credit profile adversely affects our credit rating, it could increase our cost of borrowing or hinder our ability to access financing in the capital markets, which could impair our ability to grow our business or make cash distributions to our unitholders.

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
We rely on a limited number of customers for a substantial portion of our revenues. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms. In addition, some key customers may experience financial problems that could have a significant effect on their creditworthiness, particularly in the current environment. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all, or even a portion, of the contracted volumes of these key customers as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
Our operations could be adversely affected if third-party pipelines or other facilities connected to our facilities become partially or fully unavailable.
Our facilities connect to other pipelines or facilities, some of which are owned by third parties. The operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable, or available only at a reduced capacity. If any of these third-party pipelines or facilities becomes unable to transport the products transported or stored by us, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be adversely affected.
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
Our trucking fleet operations are subject to the Federal Motor Carrier Safety Regulations which are enacted, reviewed and amended by the FMCSA. Our fleet currently has a "satisfactory" safety rating; however, if our safety rating were downgraded to "unsatisfactory", our business and results of operations could be adversely affected.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate hazardous liquid pipelines. We currently estimate that we will incur an aggregate cost of approximately $5.6 million during 2016 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate may not include all costs of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
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
Increased regulation of hydraulic fracturing or produced water disposal could result in reductions or delays in crude oil production in our areas of operation, which could adversely impact our business and results of operations.
The adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal could make drilling certain wells less economically attractive. As a result, the volume of crude oil we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
Competition for water resources or limitations on water usage for hydraulic fracturing could disrupt crude oil and natural gas production from shale formations.
Hydraulic fracturing is the process of creating or expanding cracks by pumping water, sand and chemicals under high pressure into an underground formation in order to increase the productivity of crude oil and natural gas wells. Water used in the process is generally fresh water or recycled produced water.
There is competition for fresh water from municipalities, farmers, ranchers and industrial users. In addition, the available supply of fresh water can also be reduced directly by drought. Prolonged drought conditions increase the intensity of competition for fresh water.
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
Much of our future success depends on the continued availability and service of key personnel, including the executive team and skilled employees in technical and staff positions. All of the employees required to conduct and support our operations are employed by SemGroup. We depend on current and new key officers and employees to meet the challenges and complexities of our businesses. If any such officers or employees resign, or become unable to continue in their present roles and are not adequately replaced, or if we are unable to fill vacant positions, our business operations could be materially adversely affected. There can be no assurance that we will continue to attract and retain key personnel.
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
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our customers or any financial data could have a material adverse effect on our business. In addition, a cyber attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66-2/3% of all outstanding limited partner units voting together as a single class is required to remove our general partner. SemGroup and its affiliates own a 55.1% limited partnership interest in us.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes or we were otherwise subject to a material amount of entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.
Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to you would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced.
In addition, recently enacted legislation applicable to partnership tax years beginning after 2017 changes the audit procedures for large partnerships and in certain circumstances would permit the IRS to assess and collect taxes (including any applicable penalties and interest) resulting from partnership-level federal income tax audits directly from us in the year in which the audit is completed. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.
Moreover, changes in current state law may subject us to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to the entity-level Texas franchise tax. Imposition of any such taxes or an increase in the existing tax rates would substantially reduce the cash available for distribution to you. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. Further, the U.S. Treasury Department and the IRS issued proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code on May 5, 2015 (the “Proposed Regulations”). We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Code. We are unable to predict whether these changes, or other proposals, will ultimately be enacted. However, it is possible that a change in the law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our units. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution levels may be adjusted to reflect the impact of that law on us.
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
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. Moreover, recently enacted legislation applicable to partnership tax years beginning after 2017 changes the audit procedures for large partnerships and in certain circumstances would permit the IRS to assess and collect taxes (including any applicable penalties and interest) resulting from partnership-level federal income tax audits directly from us in the year in which the audit is completed. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
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
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The U.S. Treasury Department and the IRS recently issued final Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholder, although such tax items must be prorated on a daily basis. We are currently evaluating these regulations which apply to certain publicly traded partnerships, including us, for taxable years beginning on or after August 3, 2015. However, these Regulations do not specifically authorize the use of the proration method we have currently adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters", “Environmental”, "Dimmit County, TX claims" and "Other matters" in Note 9 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Cash Distributions
Our common units commenced trading on the New York Stock Exchange on December 9, 2011, under the ticker symbol “RRMS.” Prior to December 9, 2011, there was no established public trading market for our common units. As of January 29, 2016, there were 7 holders of record of our common units. Our general partner owns all of our general partner interests and incentive distribution rights. The high and low sales prices of our common units (New York Stock Exchange composite transactions) and cash distributions paid per common unit during the periods indicated were as follows:

2015 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$49.93	$36.66	$0.6200
Second	$54.06	$45.21	$0.6350
Third	$48.12	$21.53	$0.6500
Fourth	$32.44	$14.47	$0.6600

2014 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$41.88	$35.63	$0.4650
Second	$54.66	$39.53	$0.4950
Third	$62.79	$51.62	$0.5350
Fourth	$60.00	$43.00	$0.5750

2013 Quarter	High	Low	Cash Distribution Paid per Common Unit
First	$39.83	$31.14	$0.4025
Second	$42.18	$35.08	$0.4300
Third	$39.05	$31.49	$0.4400
Fourth	$39.56	$32.08	$0.4500
Performance Graph
Set forth below is a line graph comparing the cumulative total unitholder return on our common units with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Index ("AMZ") for the period from December 31, 2011 to December 31, 2015. AMZ is composed of 50 large and mid-cap energy master limited partnerships. The graph was prepared assuming that $100 was invested on December 31, 2011 in our common units, the S&P 500 Stock Index and the AMZ and assuming that distributions have been reinvested subsequent to the initial investment.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Rose Rock Midstream, L.P., the S&P 500 Index and the Alerian MLP Index
The above performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act") or the Securities and Exchange Act of 1934, as amended ("the Exchange Act"), except to the extent that we specifically incorporate it by reference into such filing.
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
Our partnership agreement requires that we distribute all of our available cash each quarter in the following manner:

•
first, 98.0% to the holders of common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3625, plus any arrearages from prior quarters; and

•	second, 98.0% to all common unitholders and 2.0% to our general partner, until each unit has received a distribution of $0.416875.
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

Item 6. Selected Financial Data
Selected Consolidated Financial and Operating Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 and the statement of income data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
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
The following table presents the non-GAAP financial measures of Adjusted gross margin and Adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance and, in the case of Adjusted EBITDA, our liquidity. Adjusted gross margin and Adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of Adjusted gross margin and Adjusted EBITDA and a reconciliation of Adjusted gross margin to operating income and of Adjusted EBITDA to net income and net cash provided by operating activities, their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

					Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands, except per unit and operating data)
Statement of income data:
Total revenues	$844,711	$1,298,097	$767,202	$620,417	$431,321
Operating income	$92,823	$84,184	$45,682	$25,935	$24,861
Net income	$49,673	$62,925	$37,515	$23,954	$23,235
Net income attributable to noncontrolling interests	$—	$7,758	$1,256	$—	$—
Net income attributable to Rose Rock Midstream, L.P.	$49,673	$55,167	$36,259	$23,954	$23,235
Net income per common unit (basic) (1)	$0.79	$1.69	$1.66	$1.40	$0.06
Net income per common unit (diluted) (1)	$0.79	$1.69	$1.66	$1.40	$0.06
Net income per subordinated unit (basic and diluted) (1)	$—	$1.66	$1.59	$1.40	$0.06
Net income (loss) per Class A unit (basic and diluted)	$—	$0.06	$(0.39)	$—	$—
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$82,851	$111,093	$73,392	$35,113	$51,085
Investing activities	$(313,812)	$(239,752)	$(254,612)	$(40,372)	$(31,631)
Financing activities	$236,395	$116,847	$196,549	$(4,342)	$(10,048)
Other financial data:
Distributions paid per common and subordinated unit	$2.57	$2.07	$1.72	$1.21	$—
Adjusted gross margin	$174,842	$165,114	$102,469	$74,647	$64,269
Adjusted EBITDA	$175,330	$127,929	$68,633	$39,500	$34,798
Capital expenditures	$86,346	$61,282	$51,560	$28,370	$31,635
Acquisitions	$205,071	$133,993	$171,258	$—	$—
Balance sheet data (at period end):
Property, plant and equipment, net	$441,596	$396,066	$351,156	$303,776	$276,246
Total assets	$1,257,831	$1,006,263	$937,136	$556,972	$445,494
Long-term debt	$744,597	$432,092	$245,088	$4,562	$87
Partners’ capital	$230,205	$308,489	$317,709	$320,553	$304,854
Noncontrolling interests in consolidated subsidiaries	$—	$—	$78,557	$—	$—
Total equity	$230,205	$308,489	$396,266	$320,553	$304,854
Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.6	7.4	7.0	5.0
Percent of Cushing capacity contracted (as of period end)	86%	86%	97%	96%	95%
Transportation volumes (average Bpd)	183,623	151,700	66,400	48,900	29,900
Supply and Logistics volumes (average Bpd)	116,700	52,300	30,200	21,400	13,200
Unloading/Platteville volumes (average Bpd)	71,000	60,700	59,100	43,500	32,400
White Cliffs Pipeline 100% (average Bpd)	127,828	91,075	69,075	60,994	37,118
Glass Mountain Pipeline 100% (average Bpd)	64,490	54,267	—	—	—

(1) Amount for the year ended December 31, 2011 was calculated on net income subsequent to initial public offering on December 14, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We, and our significant equity method investees, own gathering systems, transportation pipelines, crude oil transport trucks, storage facilities and terminals in Colorado, Kansas, Minnesota, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming.
During the year ended December 31, 2015, we made the decision to disaggregate certain activities and functions within the Partnership to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting reportable segments.
Our segments are organized by our key revenue generating activities:
Transportation
We charge capacity or volume based fees to transport crude oil by pipeline and by truck. In addition, we generate the equivalent of a transportation fee by buying crude oil at one location and selling it back to the same counterparty at a different location for a fixed margin.
Facilities
We charge capacity or volume based fees for crude oil storage and terminal services at our facilities in Cushing, along the Kansas and Oklahoma pipeline system and at Platteville, Colorado. We also charge capacity or volume based fees to use our truck unloading facility at Platteville.
Supply and Logistics
We purchase crude oil for our own account from producers, aggregators and traders and sell crude oil, including crude oil blends, to traders and refiners.
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

General Trends and Outlook

The price of crude oil has historically been volatile. For example, from January 1, 2014 to December 31, 2015, the NYMEX prompt month settle price ranged from a high of $107.26 per barrel to a low of $34.73 per barrel. For the year 2015, the range narrowed to a high of $61.43 per barrel to a low of $34.73 per barrel. Substantial declines in crude oil prices, particularly prolonged declines, can have negative effects on crude oil producers including:

•reduced revenue, operating income and cash flows;
•reduced volume of crude oil that can be produced economically;
•delayed or postponed capital projects; and/or
•limited access to or increased cost of capital, such as equity and long-term debt.

The substantial decline in crude oil prices since mid-2014 and continuing throughout 2015 have had these effects on a number of companies in the oil industry, including our customers. While we do not have significant direct exposure to crude oil prices, we are exposed to a reduction in volumes to be transported, stored and marketed as a result of lower prices. We experienced such reductions in 2015 and expect them to continue in 2016.
In response to these economic conditions, we are increasing our focus on controlling expenses, reviewing the economics of capital projects, increasing control over headcount and relocating our Oklahoma City office to Tulsa.
Interest Rates
The credit markets have experienced very low interest rates recently. As the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. If this occurs, interest rates on floating rate credit facilities and future offerings in the debt capital markets could be higher than current levels, causing our financing costs to increase accordingly.
In addition, there is a financing cost for the storage capacity used to carry the cost of the inventory while it is stored in the facility. That financing cost is impacted by the cost of capital or interest rate incurred by the storage user as well as the commodity cost of the crude oil in inventory. The higher the financing cost, the lower the margin that will remain from the price spread that was intended to be captured. Accordingly, a significant increase in interest rates could impact the demand for storage capacity independent of other market fundamentals.
Our implied distribution yield is a product of our unit price and the level of our cash distributions. It is determined by dividing our annual cash distribution by our common unit price. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price. In addition, increases in yield may hinder our ability to issue additional equity to make acquisitions, reduce debt or to fund other activities or working capital needs.
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
Adjusted Gross Margin
We view Adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the results across different commodity price environments because it measures the spread between the product sales price and cost of products sold. See “Non-GAAP Financial Measures”.
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
Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes
In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system, in our Bakken Shale operations and through our trucking fleet operations, we provide transportation services on a fee basis or pursuant to fixed-margin transactions, but in either case, the Adjusted gross margin we generate is dependent on the volume of crude oil transported (if on a fee basis) or purchased and sold (if pursuant to a fixed-margin transaction). We refer to these volumes, in the aggregate, as transportation volumes. Similarly, on our Kansas and Oklahoma system, and through our Bakken Shale operations, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts. We refer to the crude oil volumes purchased and sold in our marketing operations as Supply and Logistics volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.
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

The following tables present reconciliations of: (i) Adjusted gross margin to operating income, and (ii) Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures for each of the periods indicated.

					Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$92,823	$84,184	$45,682	$25,935	$24,861
Add:
Operating expense	83,134	80,160	36,098	23,303	18,909
General and administrative expense	21,085	19,415	15,557	12,083	9,843
Depreciation and amortization expense	41,998	40,035	23,708	12,131	11,379
Loss (gain) on disposal or impairment, net	10,257	319	(31)	(1)	64
Less:
Earnings from equity method investment	76,355	57,378	17,571	—	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	8,145	17,351	(1,593)	149	(386)
Total realized loss (gain) (cash flow) on derivatives, net	(10,045)	(15,730)	2,567	(1,345)	1,173
Non-cash unrealized gain (loss) on derivatives, net	(1,900)	1,621	974	(1,196)	787
Adjusted gross margin	$174,842	$165,114	$102,469	$74,647	$64,269

					Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
		(Unaudited; in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$49,673	$62,925	$37,515	$23,954	$23,235
Add:
Interest expense	43,188	21,279	8,181	1,912	1,823
Depreciation and amortization	41,998	40,035	23,708	12,131	11,379
Cash distributions from equity method investments	100,468	66,768	16,999	—	—
Inventory valuation adjustment	2,590	5,667	—	—	—
Provision for doubtful accounts receivable	257	—	—	—	(916)
Non-cash equity compensation	1,354	943	806	308	—
Loss (gain) on disposal or impairment, net	10,257	319	(31)	(1)	64
Less:
Earnings from equity method investment	76,355	57,378	17,571	—	—
White Cliffs cash distributions attributable to noncontrolling interests	—	11,008	—	—	—
Impact from derivative instruments:
Total gain (loss) on derivatives, net	8,145	17,351	(1,593)	149	(386)
Total realized loss (gain) (cash flow) on derivatives, net	(10,045)	(15,730)	2,567	(1,345)	1,173
Non-cash unrealized gain (loss) on derivatives, net	(1,900)	1,621	974	(1,196)	787
Adjusted EBITDA	$175,330	$127,929	$68,633	$39,500	$34,798

Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$82,851	$111,093	$73,392	$35,113	$51,085
Less:
Changes in operating assets and liabilities, net	(28,044)	1,296	12,129	(2,834)	18,082
White Cliffs cash distributions attributable to noncontrolling interests	—	11,008	—	—	—
Add:
Interest expense, excluding amortization of debt issuance costs	40,322	19,750	7,370	1,553	1,795
Distributions from equity method investment in excess of equity in earnings	24,113	9,390	—	—	—
Adjusted EBITDA	$175,330	$127,929	$68,633	$39,500	$34,798

Results of Operations
Consolidated Results of Operations

					Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of income data:	(in thousands, except per unit data)
Revenues, including revenues from affiliates:
Product	$729,993	$1,185,456	$702,028	$576,158	$395,301
Service	114,718	112,641	65,174	44,318	35,801
Other	—	—	—	(59)	219
Total revenues	844,711	1,298,097	767,202	620,417	431,321
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	671,769	1,131,362	663,759	546,966	366,265
Operating	83,134	80,160	36,098	23,303	18,909
General and administrative	21,085	19,415	15,557	12,083	9,843
Depreciation and amortization	41,998	40,035	23,708	12,131	11,379
Loss (gain) on disposal or impairment, net	10,257	319	(31)	(1)	64
Total expenses	828,243	1,271,291	739,091	594,482	406,460
Earnings from equity method investment	76,355	57,378	17,571	—	—
Operating income	92,823	84,184	45,682	25,935	24,861
Other expenses (income):
Interest expense (1)	43,188	21,279	8,181	1,912	1,823
Other expense (income), net	(38)	(20)	(14)	69	(197)
Total other expenses (income), net	43,150	21,259	8,167	1,981	1,626
Net income	49,673	62,925	37,515	23,954	23,235
Less: net income attributable to noncontrolling interests	—	7,758	1,256	—	—
Net income attributable to Rose Rock Midstream, L.P.	$49,673	$55,167	$36,259	$23,954	$23,235
Net income per common unit (basic)	$0.79	$1.69	$1.66	$1.40	$0.06	(2)
Net income per common unit (diluted)	$0.79	$1.69	$1.66	$1.40	$0.06	(2)
Net income per subordinated unit (basic and diluted)	$—	$1.66	$1.59	$1.40	$0.06	(2)
Net income (loss) per Class A unit (basic and diluted)	$—	$0.06	$(0.39)	$—	$—
Other financial data:
Distributions paid per common and subordinated unit	$2.57	$2.07	$1.72	$1.21	$—
Adjusted gross margin (3)	$174,842	$165,114	$102,469	$74,647	$64,269
Adjusted EBITDA (3)	$175,330	$127,929	$68,633	$39,500	$34,798

(1)
Interest increased in 2015 to $43.2 million from $21.3 million in 2014 and from $8.2 million in 2013. These increases are primarily the result of interest expense related to $400 million of 5.625% senior unsecured notes sold in July 2014 and $350 million of 5.625% senior unsecured notes sold in May 2015.

(2)	Calculated on net income subsequent to initial public offering on December 14, 2011.
(3)
For a definition of Adjusted gross margin, Adjusted EBITDA and a reconciliation to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures".

Results of Operations by Reporting Segment

Transportation

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Pipeline transportation	$31,650	$28,816	$21,120
Truck transportation - external	50,341	55,902	13,797
Truck transportation - intersegment	15,021	10,840	225
Total Revenues	97,012	95,558	35,142
Expenses:
Operating	73,554	71,459	24,440
General and administrative	9,154	8,176	5,467
Depreciation and amortization	35,500	33,679	17,814
Loss on disposal or impairment, net	9,621	467	—
Total expenses	127,829	113,781	47,721
Earnings from equity method investment	76,355	57,378	17,571
Operating income	$45,538	$39,155	$4,992

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services and by entering into fixed-margin transactions. Revenues from fee-based services are included in service revenue and revenues from fixed-margin are included in product revenue in our Consolidated Statements of Income. As there is no cost of sales or derivative activity associated with our Transportation revenue, Adjusted gross margin is equivalent to revenue for this segment.
2015 versus 2014
Revenues
Pipeline transportation revenue includes both fee-based and fixed-margin activity. Pipeline transportation revenues increased to $32 million in 2015 from $29 million in 2014. The extension of the Wattenberg Oil Trunkline in early 2015 resulted in an additional $7 million due to higher volumes. Higher volumes on the Tampa pipeline resulted in an additional $1 million. These increases were partially offset with reductions in fixed-margin and other fee-based activity of $3 million and $2 million, respectively.
External truck transportation revenues decreased to $50 million in 2015 from $56 million in 2014. The decrease was due to a higher concentration of shorter haul activity despite higher volumes.
Intersegment truck transportation revenues increased to $15 million in 2015 from $11 million in 2014. The increase was due to additional barrels purchased directly from the producer and hauled for our Supply and Logistics segment.
Operating Expense
Operating expense increased in 2015 to $74 million from $71 million in 2014. The increase was primarily due to additional employment and insurance/taxes of $1 million and $1 million, respectively, resulting from a full year of operations from the crude oil trucking assets acquired in June 2014.
General and Administrative Expense
General and administrative expense increased in 2015 to $9 million from $8 million in 2014, due primarily to a $2 million increase in overhead allocation from SemGroup to our trucking activity, partially offset by a $1 million reduction in employment expense at our crude oil trucking division. This reduction was primarily due to lower incentive compensation and a restructuring of administrative positions.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $36 million from $34 million in 2014. Approximately $2 million of the increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $5 million of the depreciation increase is due to project completions and the crude oil trucking fleet acquisition in 2014. Amortization decreased in 2015 to $1 million from $6 million in 2014. The decrease was due to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 becoming fully amortized in 2014.
Loss on Disposal or Impairment, net
In 2015, we recorded a goodwill impairment of $9.5 million associated with our crude oil trucking operations which reduced the carrying value of goodwill to $26.6 million.

We used a discounted cash flow model, supplemented by a market approach to perform the goodwill impairment analysis. Key assumptions in the analysis include the use of an appropriate discount rate, volume and rate forecasts and estimates of operating costs.

When considering operating performance projections, we included industry economic conditions, current crude oil prices and the forward price curve. Due to the imprecise nature of our projections and assumptions, actual results can and often do differ from our estimates. If the assumptions used in our projections prove to be inaccurate, we could incur a future impairment charge.
Earnings from Equity Method Investments
Earnings from equity method investments increased in 2015 to $76 million from $57 million in 2014. The increase is due to our commissioning of White Cliffs' second line in August 2014 and our January 2015 acquisition of ownership interest in Glass Mountain. Earnings from White Cliffs increased by approximately $13 million and earnings from Glass Mountain increased by approximately $6 million in 2015 compared to 2014.
2014 versus 2013
Revenues
Pipeline transportation revenues increased to $29 million in 2014 from $21 million in 2013. The increase was due to capital expansion projects being placed in service near the end of 2013, including the Wattenberg Oil Trunkline. The Wattenberg Oil Trunkline and other fee-based activity contributed an additional $7 million and $1 million, respectively.
External truck transportation revenues increased to $56 million in 2014 from $14 million in 2013. The increase was due to a full year of operations from the September 2013 crude oil trucking acquisition and a partial year of operations from the crude oil trucking assets acquired in June 2014.
Intersegment truck transportation revenues began in late 2013. These revenues resulted from acquisitions of barrels purchased directly from the producer and hauled for our Supply and Logistics segment.
Operating Expense
Operating expense increased in 2014 to $71 million from $24 million in 2013. The increase was primarily due to a full year of operations from the September 2013 crude oil trucking acquisition and a partial year of operations from the crude oil trucking assets acquired in June 2014. The increase included employment costs of $18 million, outside services from contract owner operators of $16 million, field expenses of $6 million, maintenance and repair of $2 million, insurance/taxes of $2 million, and other expense of $1 million. An additional $1 million and $1 million resulted from full year operations of the Wattenberg Oil Trunkline and the Tampa pipeline, respectively.

General and Administrative Expense
General and administrative expense increased in 2014 to $8 million from $5 million in 2013. The corporate overhead allocation from SemGroup increased $2 million as a result of higher corporate costs combined with a higher allocation rate attributable to Rose Rock. Employment costs increased $1 million primarily due to additional incentive compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2014 to $34 million from $18 million in 2013. Approximately $4 million of the depreciation increase is due to a revision of the estimated useful life relating to a 164-mile section of the Kansas and Oklahoma pipeline system. An additional $7 million of the depreciation increase is due to project completions and the crude oil trucking fleet acquisitions in 2013 and 2014. Amortization increased in 2014 to $6 million from $1 million in 2013 due to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings from Equity Method Investments
Earnings from equity method investments increased in 2014 to $57 million from $18 million in 2013. The increase in earnings is due to the acquisitions of additional interest in White Cliffs in December 2013 and June 2014.

Facilities

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$45,936	$44,007	$46,697
Expenses:
Operating	8,585	7,881	6,669
General and administrative	3,594	3,874	2,945
Depreciation and amortization	5,829	5,365	4,833
Gain on disposal or impairment, net	—	(34)	—
Total expenses	18,008	17,086	14,447
Operating income	$27,928	$26,921	$32,250

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services. Revenues from fee-based services are included in service revenue in our Consolidated Statements of Income. As there is no cost of sales or derivative activity associated with our Facilities revenue, Adjusted gross margin is equivalent to revenue for this segment.
2015 versus 2014
Revenues
Revenues increased in 2015 to $46 million from $44 million in 2014. The increase was primarily due to additional unloading volumes at Platteville and additional pumpover activity at our storage facilities.
Operating Expense
Operating expense increased in 2015 to $9 million from $8 million in 2014. The increase was primarily due to $1 million additional operating expenses from corporate headquarters and increased outside services.
General and Administrative Expense
General and administrative expense remained constant at $4 million in both 2015 and 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $6 million from $5 million in 2014. The increase is due to capital expenditure project completions.

2014 versus 2013
Revenue
Revenues decreased in 2014 to $44 million from $47 million in 2013. The decrease was primarily due to reduced storage fees due to the conversion of 0.6 million barrels of storage capacity in Cushing for operational use.
Operating Expense
Operating expense increased in 2014 to $8 million from $7 million in 2013. The increase was due to $1 million of additional operations support expenses and increased employment related expenses.
General and Administrative Expense
General and administrative expense increased in 2014 to $4 million from $3 million in 2013, primarily due to overhead allocations from SemGroup.
General
In every other category of expense, the amounts for the year ended 2014 are roughly equivalent to those for the year ended 2013.

Supply and Logistics

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$716,784	$1,169,372	$685,588
Expenses:
Costs of products sold	686,790	1,142,202	663,984
Operating	995	753	4,989
General and administrative	814	817	662
Depreciation and amortization	159	549	673
Gain on disposal or impairment, net	(3)	(42)	(31)
Total expenses	688,755	1,144,279	670,277
Operating income	$28,029	$25,093	$15,311

Adjusted Gross Margin
Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our Consolidated Statements of Income.
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$716,784	$1,169,372	$685,588
Less: Costs of products sold, exclusive of depreciation	686,790	1,142,202	663,984
Less: Unrealized gain (loss) on derivatives	(1,900)	1,621	974
Adjusted gross margin	$31,894	$25,549	$20,630

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$28,029	$25,093	$15,311
Add:
Operating expense	995	753	4,989
General and administrative expense	814	817	662
Depreciation and amortization expense	159	549	673
Gain on disposal or impairment, net	(3)	(42)	(31)
Less:
Unrealized gain (loss) on derivatives	(1,900)	1,621	974
Adjusted gross margin	$31,894	$25,549	$20,630

2015 versus 2014
Revenue
Revenue decreased in 2015 to $717 million from $1.2 billion in 2014.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Gross product revenue	$2,099,199	$1,812,903	$1,110,722
Nonmonetary transaction adjustment	(1,380,515)	(645,152)	(426,108)
Unrealized gain (loss) on derivatives, net	(1,900)	1,621	974
Product revenue	$716,784	$1,169,372	$685,588
Gross product revenue increased in 2015 to $2.1 billion from $1.8 billion in 2014. The increase was primarily due to an increase in the volume sold to 42.6 million barrels at an average sales price of $49 per barrel in 2015 from the volume sold of 19.1 million barrels at an average sales price of $95 per barrel in 2014.
Gross product revenue was reduced by $1.4 billion and $0.6 billion during 2015 and 2014, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold decreased in 2015 to $687 million (including $15 million intersegment transportation expense) from $1.1 billion in 2014 (including $11 million intersegment transportation expense). The decrease was primarily due to reductions of $1.4 billion and $0.6 billion in 2015 and 2014, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $48 in 2015 from $94 in 2014.
Adjusted Gross Margin
Adjusted gross margin increased in 2015 to $32 million from $26 million in 2014. The increase was primarily due to an increase in marketing volumes of 23.5 million barrels, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.75 for 2015, from approximately $1.34 for 2014. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
General
In every other category of expense, the amounts for the year ended 2015 are roughly equivalent to those for the year ended 2014.

2014 versus 2013
Revenue
Gross product revenue increased in 2014 to $1.8 billion from $1.1 billion in 2013. The increase was primarily due to an increase in the volume sold to 19.1 million barrels at an average sales price of $95 per barrel in 2014 from the volume sold of 11.0 million barrels, at an average sales price of $101 per barrel in 2013.
Gross product revenue was reduced by $645 million and $426 million during 2014 and 2013, respectively, in accordance with ASC 845-10-15.
Costs of Products Sold
Costs of products sold increased in 2014 to $1.1 billion (including $11 million intersegment transportation expense) from $0.7 billion in 2013. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with a decrease in the average cost per barrel of crude oil to $94 in 2014 from $99 in 2013. Costs of product sold reflected reductions of $645 million and $426 million in 2014 and 2013, respectively, in accordance with ASC 845-10-15.
Adjusted Gross Margin
Supply and Logistics Adjusted gross margin increased in 2014 to $26 million from $21 million in 2013. The increase was primarily due to an increase in marketing volumes of 8.1 million barrels, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.34 for 2014, from approximately $1.87 for 2013. The increase in volume was primarily due to crude oil blending.
Operating Expense
Operating expense decreased in 2014 to $1 million from $5 million in 2013. The decrease is due to the relocation of employees and certain trucking related activities from our North Dakota operations, which were included in our Supply and Logistics segment, to our Rose Rock Field Services operations, which are included in our Transportation segment.
General
In every other category of expense, the amounts for the year ended 2014 are roughly equivalent to those for the year ended 2013.

Corporate and Other

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$(15,021)	$(10,840)	$(225)
Expenses:
Costs of products sold	(15,021)	(10,840)	(225)
Operating	—	67	—
General and administrative	7,523	6,548	6,483
Depreciation and amortization	510	442	388
Loss (gain) on disposal or impairment, net	639	(72)	—
Total expenses	(6,349)	(3,855)	6,646
Operating loss	$(8,672)	$(6,985)	$(6,871)
Corporate and Other is not a reportable segment and includes corporate costs not allocated to the operating segments and intersegment eliminations. This table is included to permit the reconciliation of segment information to that of the consolidated Partnership.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facility. Potential sources of long-term liquidity include the issuance of debt securities or common units and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to our unitholders and general partner. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion related capital expenditures and working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and common units;

•	acquisitions through cash on hand, borrowings under our credit facilities and the issuance of debt securities and common units; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility and senior unsecured notes become due.
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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the years presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by (used in):
Operating activities	$82,851	$111,093	$73,392
Investing activities	(313,812)	(239,752)	(254,612)
Financing activities	236,395	116,847	196,549
Change in cash and cash equivalents	5,434	(11,812)	15,329
Cash and cash equivalents at beginning of period	3,625	15,437	108
Cash and cash equivalents at end of period	$9,059	$3,625	$15,437

Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$49,673	$62,925	$37,515
Non-cash expenses, net	61,222	46,872	23,748
Changes in operating assets and liabilities, net	(28,044)	1,296	12,129
Net cash flows provided by operating activities	$82,851	$111,093	$73,392
We experienced operating cash inflows of $82.9 million during the year ended December 31, 2015. Operating cash flows were primarily driven by net income of $49.7 million, which included $61.2 million in non-cash expenses. The primary non-cash expenses were $42.0 million of depreciation and amortization and $10.3 million of loss on disposal or impairment, net principally the impairment of goodwill of our Transportation segment. Operating cash flows included $76.4 million of cash distributions which represent returns on our investments in White Cliffs and Glass Mountain. Net changes in operating assets and liabilities decreased operating cash flows by $28.0 million. The primary change was an increase in inventories of $35.0 million due to 1.1 million barrels of additional inventory. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices. Accounts payable, including payable to affiliates, and accrued liabilities increased by $15.8 million and accounts receivable, including receivable from affiliates, increased by $6.4 million. The impact to accounts receivable and accounts payable are subject to the timing of inventory purchases and sales and the timing of their related payments and collections.
We experienced operating cash inflows of $111.1 million during the year ended December 31, 2014. Operating cash flows were primarily driven by net income of $62.9 million, which included $46.9 million of non-cash expenses. The primary non-cash expense was $40.0 million of depreciation and amortization. Operating cash flows included $57.4 million of cash distributions which represent returns on our investment in White Cliffs. Net changes in operating assets and liabilities had minimal impact on cash flow as changes in receivables and inventory were offset by changes in payables and accrued liabilities.
We experienced operating cash inflows of $73.4 million during the year ended December 31, 2013. Net income of $37.5 million included $23.7 million of non-cash expenses. The primary non-cash expense was $23.7 million of depreciation and amortization. Net changes in operating assets and liabilities increased operating cash flows by $12.1 million. The primary changes were an increase to accounts payable, including payable to affiliates, and accrued liabilities of $61.8 million and an increase in accounts receivable, including receivable from affiliates, of $43.0 million. The increases to accounts receivable, including receivable from affiliates, and accounts payable, including payable to affiliates, and accrued liabilities are primarily due to our ability to capture value related to market conditions and demand around our Kansas and Oklahoma system and Bakken Shale operations through marketing and buy/sell transactions and increased activity related to our acquisition of Barcas Field Services, LLC ("Barcas"). The impact to accounts receivable and accounts payable is subject to the timing of inventory purchases and sales and the timing of their related payments and collections. The increases in receivable from and payable to affiliates primarily relate to business acquisitions of SemGroup's equity method investee, NGL Energy, through which certain customers and suppliers became related parties.
Investing Activities
We experienced cash outflows from investing activities of $313.8 million during the year ended December 31, 2015 driven by $205.1 million for acquisitions, $86.3 million of capital expenditures and $46.7 million of contributions to equity method investments, partially offset by cash inflows of $24.1 million from distributions from equity investees in excess of equity in earnings. Acquisitions represent the historical cost of Wattenberg Oil Trunkline and a 50% interest in Glass Mountain purchased from SemGroup. Cash consideration in excess of historical cost is reported as a financing activity in the cash flow statement. Capital expenditures related to the Wattenberg Pipeline extension and other projects and contributions to equity method investments primarily related to capital calls to fund the expansion of the White Cliffs Pipeline.
We experienced cash outflows from investing activities of $239.8 million for the year ended December 31, 2014 related to the acquisition of crude oil trucking assets and the remaining interest in SCPL for an aggregate of $134.0 million, contributions of $54.9 million to White Cliffs related to expansion of the pipeline and capital expenditures of $61.3 million to expand our existing asset base, including our Platteville expansion, Tampa pipeline lateral and Wattenberg Oil Trunkline.
We experienced cash outflows from investing activities of $254.6 million for the year ended December 31, 2013 related to the acquisitions of Barcas and SCPL of $171.3 million, capital expenditures of $51.6 million, and contributions to equity method investment of $31.8 million, which related to capital calls to fund the White Cliffs Pipeline expansion.
Financing Activities
We experienced net cash inflows from financing activities of $236.4 million during the year ended December 31, 2015, which were driven primarily by the issuance of $344.2 million of senior unsecured notes due 2023, net of a $5.8 million discount, and $89.1 million in proceeds from the issuance of common limited partner units, reduced by net payments of $32.0 million on our revolving credit facility ($342.0 million of borrowings less $374.0 million in principal payments), $112.9 million of cash distributions to partners and $46.3 million cash consideration in excess of historical cost of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain. Proceeds from the issuance of common limited partner units were primarily used to fund the acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. Proceeds from the issuance of senior unsecured notes due 2023 were used to pay amounts owed under our revolving credit facility and for general partnership purposes.
We experienced net cash inflows from financing activities of $116.8 million for the year ended December 31, 2014 driven by $187.0 million of net borrowings on debt ($844.4 million of borrowings, net of $657.4 million of principal payments), $62.3 million of cash distributions to partners and $21.5 million of contributions from general partner. Borrowings included the issuance of $400 million of senior unsecured notes. Borrowings were used primarily to fund acquisitions. Cash flows from financing activities also reflect a $24.4 million cash distribution to SemGroup related to the SemCrude Pipeline acquisition. As this transaction was between entities under common control, Rose Rock recorded the acquired net assets at SemGroup's historical cost and the excess of the purchase price over the historical value was treated as an equity transaction. Contributions from and distributions to noncontrolling interests represent activity related to SemGroup's retained interest in SemCrude Pipeline prior to our acquisition of the remaining interest. Contributions from general partner of $21.5 million reflect funding for the Wattenberg Oil Trunkline prior to its acquisition from SemGroup in a common control transaction for which historical financial results have been recast.
We experienced net cash inflows from financing activities of $196.5 million for the year ended December 31, 2013 driven by $240.5 million of net borrowings on debt ($558.0 million of borrowings, net of $317.5 million of principal payments), $210.2 million of proceeds from issuance of common limited partner units, net of offering costs, $38.1 million of cash distributions to partners and $28.6 million of contributions from general partner. Borrowings were used primarily to fund acquisitions. Proceeds from issuances of common limited partner units were used to repay debt and fund acquisitions. Cash flows from financing activities also reflect a $240.6 million cash distribution to SemGroup related to the SemCrude Pipeline acquisition. As these transactions were between entities under common control, Rose Rock recorded the acquired net assets at SemGroup's historical cost and the excess of the purchase price over the historical value was treated as an equity transaction. Contributions from general partner of $28.6 million reflect funding for the Wattenberg Oil Trunkline prior to its acquisition from SemGroup in a common control transaction for which historical financial results have been recast.
Long-term debt
At December 31, 2015, we had $400 million of senior unsecured notes outstanding, which become due in 2022, and $350 million of senior unsecured notes outstanding, which become due in 2023. At December 31, 2015, the borrowing capacity on our revolving credit facility was $549.7 million, which includes the impact of $35.3 million of outstanding letters of credit which reduce the capacity available for borrowings. At December 31, 2015, we had no outstanding borrowings on our revolving credit facility.
The credit agreement contains certain financial performance covenants.  For any test period, our Leverage Ratio cannot be in excess of 5.50:1.00; our Senior Secured Leverage Ratio cannot be in excess of 3.50:1.00; and our Interest Coverage Ratio cannot be less than 2.50:1.00.  As of December 31, 2015, we were in compliance with our financial performance covenants.
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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $36.6 million and $9.1 million at December 31, 2015 and 2014, respectively.
The increase in working capital at December 31, 2015 as compared to December 31, 2014 is primarily due to an additional 1.1 million barrels of crude oil inventory which is partially related to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices.

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

During the twelve months ended December 31, 2015, we invested cash of $86.3 million on capital projects, $46.7 million in contributions to our equity investees related to expansion projects and $205.1 million for acquisitions, exclusive of amounts in excess of historical cost on common control acquisitions and equity issued as consideration. Projected capital expenditures for 2016 include $25 million for expansion projects, including capital contributions to equity method investees to fund growth projects, and $10 million in maintenance projects.
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
Distributions
The following table sets forth cash distributions paid in 2014, 2015 and 2016:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650

March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200

March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 31, 2015	February 2, 2016	February 12, 2016	$0.6600
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Company, each accounted for more than 10% of our total revenue for the year ended December 31, 2015, at approximately 54% and 16%, respectively. Shell Trading (US) Company and BP Oil Supply Company, each accounted for more than 10% of our total revenue for the year ended December 31, 2014, at approximately 60% and 15%, respectively. Shell Trading (US) Company and Tesoro Refining and Marketing Co., each accounted for more than 10% of our total revenue for the year ended December 31, 2013, at approximately 31% and 15%, respectively. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were to be unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2015, and our best estimate of the period in which the obligations will be settled:

	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt (1)	$—	$—	$—	$—	$—	$750,000
Interest (1)	43,837	43,832	43,373	42,187	42,187	90,422
Capital leases	31	26	26	—	—	—
Operating leases	1,280	1,104	496	152	12	126
Purchase commitments (2)	563,970	159,861	—	—	—	—
Throughput commitment (3)	12,412	21,312	21,312	21,312	18,959	32,700
Capital expenditure project (4)	2,300	—	—	—	—	—
Total	$623,830	$226,135	$65,207	$63,651	$61,158	$873,248

(1)
Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2015, and remain constant thereafter until maturity except for required principal payments. Letters of credit fees account for $1.6 million per year in 2016 and 2017 and $1.2 million in 2018.

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

(3)
We have a 5 year throughput commitment with White Cliffs for transportation of approximately 5,000 barrels per day which began in October 2015 and a 7 year throughput commitment for 5,000 barrels per day on the Dakota Access Pipeline which is expected to begin in the fourth quarter of 2016.

(4)	This capital expenditure represents investments in the White Cliffs Pipeline expansion project.
In addition to the items in the table above, we have entered into certain derivative instruments that are recorded at fair value on our consolidated balance sheet as of December 31, 2015.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At December 31, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $78.2 million and $85.1 million, respectively.
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
While we have disclosed a number of contingencies (as described in Note 9 to our audited consolidated financial statements, which are included in this Form 10-K beginning on page F-1), we have not accrued for any contingent loss at December 31, 2015.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the years ended December 31, 2015, 2014 and 2013.

Light Sweet Crude Oil Futures ($ per Barrel)
Year Ended December 31, 2015
High	$61.43
Low	$34.73
High/Low Differential	$26.70

Year Ended December 31, 2014
High	$107.26
Low	$53.27
High/Low Differential	$53.99

Year Ended December 31, 2013
High	$110.53
Low	$86.68
High/Low Differential	$23.85
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
Based on our open derivative contracts at December 31, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	798	(339)	$(2,956)	$2,956	January 2016
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
We had an average daily balance of approximately $67 million drawn on our revolver credit facility for the year ended December 31, 2015. An increase in interest rates of 1% would have increased our interest expense by $0.7 million for the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors is responsible for oversight of our enterprise-wide risk and has approved our Comprehensive Risk Management Policy. The Comprehensive Risk Management Policy is designed to ensure we identify and communicate our risk appetite and risk tolerances; establish an organizational structure that prudently separates responsibilities for executing, valuing and reporting our business activities; value (where appropriate), report and manage all material business risks in a timely and accurate manner; effectively delegate authority for committing our resources; foster the efficient use of capital and collateral; and minimize the risk of a material adverse event.
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
Our Audit Committee oversees risk issues associated with our overall financial reporting and disclosure process and legal compliance, as well as reviews policies and procedures on risk control assessment and accounting risk exposure, including our business continuity and disaster recovery plans. The Audit Committee meets with the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director – Internal Audit as well as our independent registered public accounting firm in executive sessions, at which risk issues are discussed, at in-person meetings held during the year.
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

Name	Age	Position with Rose Rock GP
Carlin G. Conner	48	President, Chief Executive Officer and Chairman
Peter L. Schwiering (1)	71	Chief Operating Officer and Director
Robert N. Fitzgerald	56	Senior Vice President, Chief Financial Officer and Director
Timothy R. O'Sullivan	59	Vice President and Director
Robert E. Dunn	64	Director, Audit Committee member and Conflicts Committee member
Rodney L. Gray	63	Director, Conflicts Committee Chairman and Audit Committee member
Mark E. Monroe	61	Director, Audit Committee Chairman and Conflicts Committee member
Candice L. Cheeseman	60	General Counsel
Paul F. Largess (2)	65	Vice President, Chief Accounting Officer and Controller

(1)	Mr. Schwiering intends to retire once a successor is in place.
(2)	Mr. Largess intends to retire on March 15, 2016.

Carlin G. Conner. Mr. Conner has served as a chairman of the Board of Directors, president and chief executive officer of our general partner since April 2014. Mr. Conner also serves as a director, president and chief executive officer of SemGroup. From 2012 to March 2014, Mr. Conner served as managing director of Oiltanking GmbH, an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals and gases. He served as a member of the board of directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“Oiltanking Partners”), from March 2011 to March 2014, and was elected chairman in July 2011 in connection with the completion of Oiltanking Partners’ initial public offering. Mr. Conner also served as president and chief executive officer of Oiltanking Partner’s general partner from 2011 to 2012 and as president and chief executive officer of Oiltanking Holding Americas, Inc., a wholly owned subsidiary of Oiltanking GmbH from 2006 to 2012.  Previously, from 2003 to 2006, he worked at Oiltanking GmbH’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development and sat on the boards of several Oiltanking GmbH ventures. He joined Oiltanking Houston, L.P. in 2000. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. From April 2014 to October 2014, Mr. Conner served on the Board of Directors of the general partner of NGL Energy Partners LP, a publicly traded master limited partnership engaged in crude oil logistics, water solutions, liquids, retail propane, and refined products and renewables.

Mr. Conner provides the Board more than 24 years of experience in the midstream industry and executive level experience gained through his services with Oiltanking GmbH and its affiliates as described above. He also has substantial board experience related to management and oversight of a midstream publicly traded master limited partnership. In addition, Mr. Conner serves as our president and chief executive officer and is able to provide the Board valuable insight with respect to our management and operations. His industry knowledge, board experience and positions as president and chief executive officer allow him to be a valuable contributor to the Board.

Peter L. Schwiering. Mr. Schwiering has served as the chief operating officer and a director of our general partner since 2011. He also serves as vice president of SemGroup, a position he has held since 2012. Mr. Schwiering joined SemCrude, L.P. in 2000 as vice president of operations and eventually served as its president. Prior to joining SemCrude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company’s manager of business development - Western Region, based in Oklahoma.

Mr. Schwiering’s over 40 years of experience in the energy industry, along with his knowledge of our assets from his experience as president of SemCrude, L.P., provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Robert N. Fitzgerald. Mr. Fitzgerald has served as the senior vice president, chief financial officer, and a director of our general partner since 2011. Mr. Fitzgerald joined SemGroup in 2009 and serves as SemGroup’s senior vice president and chief financial officer. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from 2008 to 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He also served from 2006 to 2008 as executive vice president of LinkAmerica Corp. and from 2003 to 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From 2000 to 2003, he served as vice president, finance of WilTel Communications Group (formerly known as Williams Communications Group), a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.

Mr. Fitzgerald’s 30+ years of financial and operational experience, in general, and experience in the energy industry, in particular, including his experience with SemGroup, provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Timothy O’Sullivan. Mr. O’Sullivan has served as vice president and a director of our general partner since 2011. Mr. O’Sullivan also serves as vice president, corporate planning and strategic initiatives of SemGroup, a position he has held since 2010. From 2005 to 2010, he served as president and chief operating officer of SemGas, L.P. From 2001 until joining SemGroup, Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee.

Mr. O’Sullivan’s experience with SemGroup and its affiliates along with his over 30 years of experience in the energy industry provide him with the necessary skills to serve as a member of the Board of Directors of our general partner.
Rodney L. Gray. Mr. Gray has served as a director of our general partner and the Chairman of its Conflicts Committee and a member of its Audit Committee since 2011. From 2009 until 2010, Mr. Gray served as Chief Financial Officer and Executive Vice President of Cobalt International Energy, Inc. From 2003 to 2009, Mr. Gray served as Chief Financial Officer of Colonial Pipeline, an interstate carrier of petroleum products. From 2010 to present, Mr. Gray is the co-founder and a member of the Management Committee of Tidewater Resources, LLC, a manager and aggregator of renewable natural resources. He served from 2008 to April 2015 as a director and Chairman of both the audit and risk management committees and the conflicts committee of the board of directors of Regency Energy Partners LP. He currently serves as the Chief Executive Officer for Inflection Energy LLC, an exploration and production company active in the Marcellus Shale in Lycoming County, Pennsylvania. Mr. Gray received a Bachelor of Science degree in Accounting from the University of Wyoming and a Bachelor of Science degree in Mathematics and Economics from Rock Mountain College in Billings, Montana.
Mr. Gray brings more than 40 years of experience in the energy industry, including as an executive with financial leadership responsibility, to the board. He also has experience serving as an independent member of the board of directors of a master limited partnership. We believe that this experience provides him with the necessary skills to serve on the Board of Directors of our general partner and its Audit Committee.
Mark E. Monroe. Mr. Monroe has served as a director of our general partner since 2011. Mr. Monroe served as president and chief operating officer of Continental Resources, Inc., an NYSE-listed oil and gas exploration and production company, from 2005 until his retirement in 2008. Mr. Monroe has been a director of Continental Resources since 2001, and currently serves as Chairman of its Audit Committee. Mr. Monroe was a consultant and served as a member of the Board of Directors of Unit Corporation, an NYSE-listed onshore drilling and oil and gas exploration and production company, from 2003 to 2005. Mr. Monroe served in various positions with Louis Dreyfus Natural Gas Corp beginning in 1980, including serving as its chief executive officer and president from 1996 until its merger with Dominion Resources, Inc. in 2001. He currently serves on the Board of Directors of the Oklahoma Independent Petroleum Association. He has served as chairman of the Oklahoma Independent Petroleum Association, and has served on the Domestic Petroleum Council and the National Petroleum Council, as well as on the boards of directors of the Independent Petroleum Association of America, the Oklahoma Energy Explorers, and the Petroleum Club of Oklahoma City. Mr. Monroe is a certified public accountant and received his B.A. in business administration from the University of Texas at Austin.
Mr. Monroe brings extensive executive and financial experience to the Board from his positions as chief executive officer, president and chief financial officer at various publicly-traded oil and gas companies and his background as a certified public accountant. We believe these experiences and skills qualify him to serve on the Board of Directors of our general partner and its Audit Committee and Conflicts Committee.
Robert E. Dunn. Mr. Dunn has served as a director of our general partner since 2012. Since 2012, Mr. Dunn has served as president and chief executive officer of Prism Midstream LLC, a Texas based oil and gas company. In 2000, Mr. Dunn founded Prism Gas Systems to develop and acquire midstream assets. In 2005, that company was acquired by Martin Midstream Partners, a publicly traded master limited partnership engaged in storage, transportation and distribution of petroleum products, where Mr. Dunn continued as senior vice president until 2012. From 1982-1999, he was employed by Union Pacific Resources Company, an independent oil and gas exploration and production company, last serving as vice president of gathering and processing. Beginning his career in the energy industry in 1975, Mr. Dunn's background includes significant acquisition and organic growth experience as well as oil and natural gas operation and management. Mr. Dunn has a master's degree in business administration from Harvard Business School and a bachelor of science degree in civil engineering from the University of Tennessee.
Mr. Dunn has nearly 40 years of experience in the energy industry and provides a vast knowledge and understanding of the midstream sector. This industry knowledge and executive-level leadership experience make him a valued contributor to our Board and its Audit Committee and Conflicts Committee.
Candice L. Cheeseman. Ms. Cheeseman has served as the general counsel for our general partner since 2011. Ms. Cheeseman joined SemGroup in 2010 and serves as SemGroup’s general counsel. Prior to joining SemGroup, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since 2004. In 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in 2008. Prior to Global Power, she was employed by WilTel Communications Group (formerly known as Williams Communications Group), a global communication company, where she served in a variety of capacities, including general counsel and secretary, commencing in

2002. Ms. Cheeseman has been a practicing attorney for over 20 years serving in various capacities for Wiltel Communications, Marriott International and law firms in the Washington D.C. area.
Paul Largess. Mr. Largess has served as the vice president, chief accounting officer and controller of our general partner since 2011. He has also serves as vice president, chief accounting officer and controller of SemGroup, a position held since 2009. From 2007 to 2009, he worked as a consultant and at the University of Tulsa as an adjunct professor of accounting. Mr. Largess retired as controller of CITGO Petroleum Corporation in 2006, after 21 years of service in a number of positions in accounting, finance and audit. Prior to joining CITGO, Mr. Largess worked as an auditor with Texaco and in public accounting. Mr. Largess is a certified public accountant.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during and with respect to the 2015 fiscal year or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during 2015 our reporting persons complied with all applicable filing requirements in a timely manner; except that one report was filed late with respect to one transaction by SemGroup Corporation and Rose Rock Midstream Holdings, LLC.

Item 11. Executive Compensation
Compensation Discussion and Analysis
All of our executive officers and other employees necessary for our business to function are employed and compensated by SemGroup, subject to reimbursement by us. We and our general partner were formed in 2011. We are managed by the executive officers of our general partner. Executive officers include our principal executive officer, Carlin G. Conner, our principal financial officer, Robert N. Fitzgerald, our general counsel, Candice L. Cheeseman, our vice president, Tim O'Sullivan and our chief operating officer, Peter L. Schwiering (collectively, our “named executive officers”). Each of our named executive officers is also a named executive officer of SemGroup and, with the exception of Mr. Schwiering, our named executive officers devote less than a majority of their total business time to our general partner. Compensation described in the Summary Compensation Table below with respect to the named executive officers reflects only the portion of the compensation expense that is payable by us, which includes (1) all of the expense of awards made to our named executive officers under the Rose Rock Midstream Equity Incentive Plan (the “EIP”) and (2) the amount allocated to us by SemGroup (and reimbursed to SemGroup by us), which is determined by the amount of time each named executive officer actually spent working for us relative to the amount of time each spent working for SemGroup. Compensation described below in the Grants of Plan-Based Awards During 2015 table, the Outstanding Equity Awards at Fiscal Year-End 2015 table and the Option Exercises and Stock Vested During 2015 table reflects only the awards made to our named executive officers under the EIP.
Neither we nor our general partner have a compensation committee. Except for awards made under the EIP, the named executive officers of our general partner are compensated directly by SemGroup. All decisions as to the compensation of the named executive officers of our general partner who are involved in our management (other than decisions to make awards under the EIP, which awards are determined and approved by the SemGroup Board of Directors, which are then approved by the Board of Directors of our general partner) are made by the Compensation Committee of SemGroup. Therefore, other than with respect to awards made under the EIP, we do not have any policies or programs relating to compensation of the named executive officers of our general partner and we make no decisions relating to such compensation. None of the named executive officers of our general partner have employment agreements with us other than Carlin G. Conner, who has an employment agreement with SemGroup and our general partner. A full discussion of our employment agreement with Mr. Conner and the policies and programs of the Compensation Committee of SemGroup will be set forth in the proxy statement of SemGroup's 2016 annual meeting of stockholders which will be available upon its filing on the SEC website at http://www.sec.gov and on SemGroup's website at http://semgroupcorp.com under the heading “Investors—SEC Filings.” The compensation paid by SemGroup to our named executive officers is allocated to us and reimbursed by us to SemGroup.
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
Role of the Independent Compensation Consultant
The Compensation Committee of the Board of Directors of SemGroup retained Pearl Meyer and Partners to serve as its independent compensation consultant on certain compensation matters, including the compensation structure with respect to the non-employee directors of our general partner. The Compensation Committee of the Board of Directors of SemGroup assessed the independence of Pearl Meyer and Partners pursuant to SEC rules and concluded that Pearl Meyer and Partners' work did not raise any conflict of interest.

Board Report on Compensation
Neither we nor our general partner have a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
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
The EIP consists of options, unit appreciation rights, restricted units, phantom units and other unit-based awards, including any tandem distribution equivalent rights that may be granted with respect to an award, other than an award of restricted units. The EIP limits the number of common units that may be delivered pursuant to awards under the plan to 840,000 common units. If an award expires, is forfeited, canceled or otherwise terminated without the issuance of common units or if such award is otherwise settled for cash, the common units subject to such award, to the extents of such expiration, forfeiture, cancellation, termination or settlement for cash, will again be available for new awards under the EIP. Common units to be delivered pursuant to awards under the EIP may be common units acquired in the open market, from us, from any of our affiliates or from any other person, or any combination of the foregoing.
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
Summary Compensation Table
The following table sets forth certain information with respect to (1) our compensation of our general partner's named executive officers for the years ended December 31, 2015, 2014 and 2013, and (2) SemGroup's compensation of our general partner's named executive officers attributable to us for the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compen-sation (3)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compensa-tion (4)	Total
Carlin G. Conner (5)	2015	$103,171	$—	$480,225	$—	$70,794	$—	$3,666	$657,856
President and Chief Executive Officer	2014	$75,012	$108,000	$1,514,998	$—	$180,000	$—	$33,315	$1,911,325
Robert N. Fitzgerald	2015	$100,166	$—	$306,598	$—	$50,243	$—	$3,313	$460,320
Senior Vice President and Chief Financial	2014	$126,478	$—	$314,344	$—	$168,960	$—	$4,290	$614,072
Officer	2013	$122,683	$—	$364,279	$—	$139,920	$—	$4,208	$631,090
Candice L. Cheeseman	2015	$85,264	$—	$152,800	$—	$41,658	$—	$3,313	$283,035
General Counsel	2014	$81,926	$—	$146,592	$—	$109,075	$—	$3,250	$340,843
	2013	$79,468	$—	$206,960	$—	$93,250	$—	$3,188	$382,866
Timothy R. O’Sullivan	2015	$57,484	$—	$129,933	$—	$24,054	$—	$2,385	$213,856
Vice President Corporate Planning	2014	$55,437	$—	$98,408	$—	$52,704	$—	$2,340	$208,889
and Strategic Initiatives	2013	$53,776	$—	$129,374	$—	$48,420	$—	$2,295	$233,865
Peter L. Schwiering	2015	$254,111	$—	$400,510	$—	$107,254	$—	$9,938	$771,813
Chief Operating	2014	$240,699	$—	$391,577	$—	$265,500	$—	$9,563	$907,339
Officer	2013	$220,875	$—	$502,508	$—	$221,294	$—	$9,563	$954,240

(1)	Represents a signing bonus paid to Mr. Conner as an inducement to accept our employment offer.

(2)
The amount represents the grant date fair value computed in accordance with ASC 718 “Stock Compensation,” which excludes the effect of estimated forfeitures, of the shares of SemGroup restricted stock and SemGroup performance based shares granted under the SemGroup equity incentive plan and the Rose Rock restricted units granted under the EIP. The amounts shown do not represent amounts paid to such executive officers.
Rose Rock has not issued any performance based awards. The value included above for SemGroup performance based shares is based on 100 percent of the SemGroup performance shares vesting at the end of the three-year performance period. Using the maximum number of shares of SemGroup issuable upon vesting of the performance shares (200 percent of the shares granted in 2015, 2014 and 2013), the aggregate grant date fair value of the performance based shares attributable to us would be as follows:

Name	2015 (a)	2014 (b)	2013 (c)
Carlin G. Conner	$305,987	$—	$—
Robert N. Fitzgerald	$222,987	$250,725	$290,557
Candice L. Cheeseman	$111,144	$106,601	$150,503
Timothy R. O'Sullivan	$82,794	$61,696	$82,442
Peter L. Schwiering	$369,701	$361,407	$418,843
(a)    Based on the SemGroup closing price per share of $77.75 on March 2, 2015
(b)    Based on the SemGroup closing price per share of $67.32 on February 28, 2014
(c)    Based on the SemGroup closing price per share of $47.65 on March 1, 2013

(3)	Reflects the amounts attributable to us for awards under SemGroup’s short-term incentive program based on achievement of certain performance metrics specified therein.

(4)	All Other Compensation for 2015 includes amounts allocated under SemGroup's 401(k) matching contributions and perquisites. The table below shows the components of this column for 2015.

Name	Tax and Financial Planning	401(k) Matching Contribution	Total Other Compensation
Carlin G. Conner	$1,281	$2,385	$3,666
Robert N. Fitzgerald	$—	$3,313	$3,313
Candice L. Cheeseman	$—	$3,313	$3,313
Timothy R. O'Sullivan	$—	$2,385	$2,385
Peter L. Schwiering	$—	$9,938	$9,938

(5)	Mr. Conner commenced his service as President and Chief Executive Officer as of April 1, 2014.

Grants of Plan-Based Awards During 2015
The following table provides information about restricted units granted to our named executive officers during the year ended December 31, 2015. No stock options were granted to our named executive officers in 2015. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

									All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold (#)	Target (#)	Maximum (#)
Carlin G. Conner	3/2/15	2/25/15	$—	$—	$—	—	—	—	4,521	—	$—	$212,487
Robert N. Fitzgerald	3/2/15	2/25/15	$—	$—	$—	—	—	—	2,372	—	$—	$111,484
Candice L. Cheeseman	3/2/15	2/25/15	$—	$—	$—	—	—	—	1,182	—	$—	$55,554
Timothy R. O'Sullivan	3/2/15	2/25/15	$—	$—	$—	—	—	—	1,223	—	$—	$57,481
Peter L. Schwiering	3/2/15	2/25/15	$—	$—	$—	—	—	—	2,622	—	$—	$123,234

(1)	These restricted unit awards were granted under our EIP and are described in the Outstanding Equity Awards at Fiscal Year-End 2015 table below.
(2)	Represents the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures, of the restricted units granted under our EIP.

Outstanding Equity Awards at Fiscal Year-End 2015
The following table shows the outstanding equity awards held by our named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable
Carlin G. Conner	—	—	—	$—	—	18,638	$280,316	—	$—
Robert N. Fitzgerald	—	—	—	$—	—	8,011	$120,485	—	$—
Candice L. Cheeseman	—	—	—	$—	—	4,740	$71,290	—	$—
Timothy R. O'Sullivan	—	—	—	$—	—	4,006	$60,250	—	$—
Peter L. Schwiering	—	—	—	$—	—	9,777	$147,046	—	$—

(1)
Vesting dates for restricted units have a 3-year cliff vesting period from the date of grant for all NEOs except for the restricted unit awards granted to Mr. Conner upon his hiring, which have a 5-year pro-rata vesting on each of the anniversaries of the grant. Vesting dates are shown in the following table:

Name	Number of RRMS Common Units That Have Not Vested	Vesting Date
Carlin G. Conner	3,530	April 1, 2016
Carlin G. Conner	3,529	April 1, 2017
Carlin G. Conner	4,521	March 2, 2018
Carlin G. Conner	3,529	April 1, 2018
Carlin G. Conner	3,529	April 1, 2019
Robert N. Fitzgerald	3,199	March 1, 2016
Robert N. Fitzgerald	2,440	February 28, 2017
Robert N. Fitzgerald	2,372	March 2, 2018
Candice L. Cheeseman	2,188	March 1, 2016
Candice L. Cheeseman	1,370	February 28, 2017
Candice L. Cheeseman	1,182	March 2, 2018
Timothy R. O'Sullivan	1,664	March 1, 2016
Timothy R. O'Sullivan	1,119	February 28, 2017
Timothy R. O'Sullivan	1,223	March 2, 2018
Peter L. Schwiering	4,059	March 1, 2016
Peter L. Schwiering	3,096	February 28, 2017
Peter L. Schwiering	2,622	March 2, 2018

(2)	Based on the closing price of our common units ($15.04 at December 31, 2015), as reported on the New York Stock Exchange.

Option Exercises and Stock Vested During 2015

The following table provides information about the value realized by our named executive officers upon exercise of option awards and vesting of restricted unit awards during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
Carlin G. Conner	—	$—	3,530	$167,675
Robert N. Fitzgerald	—	$—	2,673	$102,911
Candice L. Cheeseman	—	$—	2,049	$78,887
Timothy R. O'Sullivan	—	$—	1,726	$66,451
Peter L. Schwiering	—	$—	3,846	$148,071

(1)	Based on the closing price of our common units on the day the restricted unit award vested, as reported on the New York Stock Exchange.

Potential Payments upon Termination or Change of Control as of December 31, 2015

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

provided, however, that in the case of a named executive officer who has an employment agreement with us in which “Cause” is defined, “Cause” shall be determined in accordance with such definition. Carlin G. Conner currently has an employment agreement with SemGroup and our general partner. Under Mr. Conner's employment agreement, "Cause" is defined as:

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

The following table shows the value of restricted common unit awards that would vest upon a Change of Control event (followed by a termination for Good Reason within two years of such Change of Control) or upon a termination without Cause, in each case assuming a termination date of December 31, 2015, and using the closing price of our common units of $15.04 (as reported on the New York Stock Exchange) as of December 31, 2015. These amounts are estimates only. The actual amounts can only be determined at the time of such named executive officer's separation from us.

Name	Acceleration of Restricted Common Unit Awards
Carlin G. Conner	$280,316
Robert N. Fitzgerald	$120,485
Candice L. Cheeseman	$71,290
Timothy R. O'Sullivan	$60,250
Peter L. Schwiering	$147,046
Other Compensation Tables
We have not included tables with information about pension benefits and non-qualified deferred compensation because there is nothing to include in such tables for 2015.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner's Board of Directors is not required to maintain, and does not maintain a compensation committee. During 2015, Carlin G. Conner served as our general partner's President and Chief Executive Officer, Chairman of the Board of Directors and also served as President and Chief Executive Officer of SemGroup. Also, during 2015, Robert N. Fitzgerald, Timothy R. O'Sullivan and Peter L. Schwiering, who were directors of our general partner, also served as executive officers of SemGroup. However, all compensation decisions with respect to each of these persons are made by SemGroup and none of these individuals receive any compensation directly from us or our general partner, other than awards under our EIP. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and SemGroup.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SemGroup perform services on our behalf. Please read “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from SemGroup's compensation policies and practices, please read SemGroup's 2016 Proxy Statement. We have made awards of restricted units subject to time-based vesting under our EIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the restricted units retain value even in a depressed market.
Compensation of Directors
The officers or employees of our general partner or of SemGroup who also serve as directors of our general partner will not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of SemGroup receive compensation for their service as directors consisting of a $75,000 annual cash retainer and restricted units worth $80,000. The chairman of the Conflicts Committee and Audit Committee receive additional annual cash retainers in the amount of $12,500 and $15,000, respectively. In addition, non-employee directors will be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.
Director Compensation Table for 2015
The following table sets forth the compensation of our non-employee directors in 2015.

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert E. Dunn	$75,000	$80,000	$—	$—	$—	$—	$155,000
Rodney L. Gray	$87,500	$80,000	$—	$—	$—	$—	$167,500
Mark E. Monroe	$90,000	$80,000	$—	$—	$—	$—	$170,000

(1)
These amounts represent the grant date fair value computed in accordance with ASC 718, "Stock Compensation," which excludes the effect of estimated forfeitures of the restricted units granted. The following table provides information on the restricted unit awards in 2015 for the directors. The following table represents all restricted unit awards outstanding as of December 31, 2015.

Name	Award Date (a)	# of Units Awarded	Grant Date Fair Value ($/Unit)	Grant Date Fair Value of Restricted Unit Awards
Robert E. Dunn	12/1/15	3,783	$21.15	$80,000
Rodney L. Gray	12/1/15	3,783	$21.15	$80,000
Mark E. Monroe	12/1/15	3,783	$21.15	$80,000

(a)	Awards granted in December 2015 reflect the Annual Equity Grants earned for the Board plan year December 1, 2015 through November 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Except as otherwise indicated, we believe that the beneficial owners of our units and SemGroup Class A common stock listed in the tables below, based on information furnished by such owners, have sole investment and voting power with respect to such shares and units, as the case may be, subject to community property laws where applicable.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or more than 5% unitholders as the case may be.
The following table sets forth certain information regarding the beneficial ownership of units that, as of January 31, 2016, are held by:

•	each person who is known to us to beneficially own more than 5% of such units to be outstanding;

•	each of the directors and named executive officers of our general partner; and

•	all of the directors and executive officers of our general partner as a group.
The percentage of units beneficially owned is based on a total of 36,798,678 common units outstanding.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned
SemGroup Corporation (3)	20,704,418	56.3%
Clear Bridge Investments, LLC (4)	3,007,206	8.2%
Mark E. Monroe	12,277	*
Rodney L. Gray	7,277	*
Candice L. Cheeseman (5)	8,511	*
Robert E. Dunn	5,397	*
Robert N. Fitzgerald	7,859	*
Timothy R. O’Sullivan	5,236	*
Peter L. Schwiering	6,515	*
Carlin G. Conner	1,951	*
Paul F. Largess	1,197	*
All directors and executive officers as a group (9 persons)	56,220	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)
Includes units which were not outstanding but which could be acquired by a person upon vesting of a restricted unit award within 60 days of January 31, 2016 as follows: Ms. Cheeseman - 2,188 units; Mr. Fitzgerald - 3,199 units; Mr. O'Sullivan - 1,664 units; Mr. Schwiering - 4,059 units and Mr. Largess - 589 units. Such units are included in units beneficially owned and deemed outstanding for the purpose of computing the percentage of outstanding units beneficially owned by such person. Such units, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding units beneficially owned by any other person.

(3)	SemGroup may be deemed to beneficially own the 20,704,418 common units beneficially owned by Rose Rock Midstream Holdings, LLC.

(4)	This information is as of December 31, 2015, as reported in a Schedule 13G/A filed by Clear Bridge Investments, LLC, 620 8th Avenue, New York, New York 10018.

(5)	Includes 50 units held by child and 6,273 units held of record by the Berman-Cheeseman Family Trust, of which Ms. Cheeseman and her husband are co-trustees.
The following table sets forth, as of January 31, 2016, the number of shares of SemGroup’s Class A common stock owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group. None of the directors or executive officers beneficially owns any of SemGroup’s Class B common stock.

Name of Beneficial Owner (1)	Shares of Class A Common Stock Beneficially Owned (2)	Percentage of Total Shares of Class A Common Stock Beneficially Owned
Carlin G. Conner	66,170	*
Peter L. Schwiering	23,149	*
Robert N. Fitzgerald (3)	31,800	*
Timothy R. O’Sullivan	25,011	*
Robert E. Dunn	—	—
Rodney L. Gray	—	—
Mark E. Monroe	—	—
Candice L. Cheeseman (4)	34,271	*
Paul F. Largess	13,478	*
All directors and executive officers as a group (9 persons)	193,879	*

*	Less than 1%.

(1)	The address for all beneficial owners in this table is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136-4216.

(2)
Shares beneficially owned include shares of restricted Class A common stock held by the directors and executive officers over which they have voting power but not investment power as follows: Mr. Conner - 59,211 shares; Mr. Fitzgerald - 15,463 shares; Mr. O'Sullivan - 7,763 shares; Mr. Schwiering - 6,305 shares; Ms. Cheeseman - 9,257 shares; Mr. Largess - 3,089 shares; and all executive officers as a group - 101,088 shares.

(3)	Includes 10 shares held by child.

(4)	Of the 34,271 shares held by Ms. Cheeseman, 25,014 shares are held of record by the Berman-Cheeseman Family Trust, of which Ms. Cheeseman and her husband are co-trustees.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to the securities that may be issued under the EIP as of December 31, 2015. For more information regarding the EIP, which did not require approval by our unitholders, please see “Item 11. Executive Compensation—Equity Incentive Plan.”

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	682,640	(2)
Total	—	—	682,640

(1)	The Board of Directors of our general partner adopted the EIP in connection with our initial public offering.

(2)	Common units may be issued under the EIP pursuant to the following type of awards: options, unit appreciation rights, restricted units, phantom units and other unit-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationship with SemGroup
SemGroup owns our sole general partner, Rose Rock GP, and appoints members of our Board of Directors and/or Audit and Conflicts Committees. Other relationships with Rose Rock GP include the following:
Cash Distributions
SemGroup and its affiliates own 20,704,418 of our common units, which constitutes a 55.1% limited partnership interest in us at December 31, 2015. In addition, SemGroup owns our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights. Information about our cash distribution policy is included under the caption “Cash Distributions” in Item 5.
Direct Employee Expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $44.8 million during the year ended December 31, 2015, for direct employee costs.
Allocated Expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to us. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $13.1 million during the year ended December 31, 2015, for such allocated costs.
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

As this transaction was between parties under common control, we recorded our interest in SCPL at SemGroup’s historical cost and as a result, no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical cost were accounted for as a dividend from us to SemGroup.

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
SemGroup’s obligations to indemnify us as described in the (i) and (iii) bullets above are subject to a deductible of $500,000. SemGroup’s obligations to indemnify us with respect to environmental liabilities relating to our assets, title and rights-of-way matters, failure to have certain necessary governmental consents and permits, retained assets and retained environmental liabilities has expired, and its obligation to indemnify us with respect to certain regulatory matters expires on December 14, 2016. SemGroup’s indemnity related to tax matters terminates upon the expiration of the statute of limitations. In no event will SemGroup be obligated to indemnify us for any claims, losses, expenses or liabilities to the extent any such amounts are reserved for in our financial statements as of the closing of our initial public offering. No party will be obligated to indemnify any other party for losses to the extent that such losses are recovered by the indemnified party under available insurance coverage or from a third party.
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
Other Transactions with SemGroup Related Persons
We engage in certain transactions with other subsidiaries and equity method investees of SemGroup. These transactions include:

•	purchasing condensate from an affiliate. For the year ended December 31, 2015, we made purchases from SemGas, L.P. of $20.6 million;

•
providing leased storage and management services for White Cliffs, which generated $4.8 million of revenue in the year ended December 31, 2015. For the year ended December 31, 2015, we incurred costs of $5.2 million related to transportation fees for shipments on the White Cliffs Pipeline;

•
providing support services for Glass Mountain Pipeline operations, we received fees of $0.8 million for the year ended December 31, 2015. We incurred $5.1 million of cost for the year ended December 31, 2015 related to transportation fees for shipments on the Glass Mountain Pipeline; and

•
purchase and sale transactions with NGL Energy Partners LP and subsidiaries. For the year ending December 31, 2015, we generated revenues from NGL Energy in the amounts of $151.8 million. For the year ending December 31, 2015, we made purchases of condensate from NGL Energy in the amounts of $138.1 million. We received reimbursements from NGL Energy for certain services in the amount of $56 thousand for the year ended December 31, 2015.

Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, our general partner’s General Counsel. Mr. Berman does not perform any legal services for us. We paid $27 thousand in legal fees and related expenses to this law firm for services rendered to us for the year ended December 31, 2015.
Review, Approval and Ratification of Related Person Transactions
Conflicts of Interest with our General Partner and its Affiliates
Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including SemGroup), on the one hand, and us and our unaffiliated limited partners, on the other hand. The directors and executive officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owners. At the same time, our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders.
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
Related Person Transaction Policy
Our Board of Directors has adopted a Related Person Transaction Policy that establishes procedures for the identification, review and approval of related person transactions with persons and entities not addressed in the conflicts of interest provisions of our partnership agreement described above. Pursuant to the policy, the General Counsel of our general partner is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction. For the purposes of the policy, a “related person transaction” is any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) we, our general partner or any of our subsidiaries participate or will participate, (ii) the amount involved exceeds $120,000, and (iii) any executive officer, director or director nominee of our general partner, any person who is the beneficial owner of more than 5% of any class of our voting securities other than an affiliate of our general partner, or any immediate family member of any of the foregoing individuals (a “related person”) has or will have a direct or indirect material interest.
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

Item 14. Principal Accountant Fees and Services
Fees of Independent Registered Public Accounting Firm
We have engaged BDO USA, LLP as our independent registered public accounting firm. The following table sets forth fees billed for professional serviced rendered by BDO USA, LLP to audit our annual financial statements and for other services in 2015 and 2014.

	2015	2014
Audit fees (1) (2)	$556,281	$535,846
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$556,281	$535,846

(1)	The 2015 amount includes fees related to the issuance of senior unsecured notes and a prospectus for the sale of common units.
(2)	The 2014 amount includes fees related to the interest acquisitions in SCPL, shelf registration statements and the issuance of senior unsecured notes.
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
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K, filed with the Commission on June 23, 2014).

2.2
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K/A, filed with the Commission on March 25, 2015).

3.1
Certificate of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Registrant’s registration statement on Form S-1 (the “Form S-1”), filed with the Commission on August 12, 2011).

3.2
Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2011).

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the Commission on January 14, 2013).

3.4
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P., dated as of December 14, 2011, as amended by Amendment No. 1 thereto dated January 11, 2013 (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the Commission on December 16, 2013).

3.5	Certificate of Formation of Rose Rock Midstream GP, LLC (filed as Exhibit 3.4 to the Form S-1, filed with the Commission on August 12, 2011).
3.6
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2011).

4.1
Indenture (and Form of 5.625% Senior Note due 2022 attached as Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K, filed with the Commission on July 2, 2014).

4.2
Indenture (and Form of 5.625% Senior Note due 2023 attached as Exhibit A thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K, filed with the Commission on May 18, 2015).

4.3
Registration Rights Agreement, dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., the Guarantors signatory thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to the Registrant's current report on Form 8-K, filed with the Commission on May 18, 2015).

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

10.3
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and the Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Commission on September 26, 2013).

10.4
Third Amendment to the Credit Agreement, dated as of December 10, 2013, by and among Rose Rock Midstream, L.P., as borrower, the guarantors named therein, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to Registrant's current report on Form 8-K, filed with the Commission on December 16, 2013).

10.5
Contribution, Conveyance and Assumption Agreement, dated November 29, 2011, by and among SemGroup Corporation, certain subsidiaries of SemGroup Corporation and Rose Rock Midstream, L.P. (filed as Exhibit 10.2 to the Registrant's Form S-1, filed with the Commission on December 1, 2011).

10.6*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 14, 2011).
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
10.6.4*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.4.4 to the Registrant's annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013).

10.6.5*
Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.4.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013).

10.7
Omnibus Agreement dated as of December 14, 2011, among the Registrant, SemGroup Corporation and Rose Rock Midstream GP, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2011).

10.8*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (filed as Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 8, 2014).

10.9*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan, effective as of December 1, 2015 (filed as Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 7, 2015).

10.10*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Commission on March 12, 2014).

10.11
Purchase Agreement, dated May 11, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (filed as Exhibit 1.1 to the Registrant's current report on Form 8-K filed with the Commission on May 13, 2015).

10.12
Equity Distribution Agreement, dated May 12, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Midstream GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.2 to the Registrant's current report on Form 8-K filed with the Commission on May 13, 2015).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE ROCK MIDSTREAM, L.P.
Date:	February 26, 2016
		By:	Rose Rock Midstream GP, LLC, its general partner
/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Carlin G. Conner	President, Chief Executive Officer	February 26, 2016
Carlin G. Conner	and Chairman (Principal Executive Officer)

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer and	February 26, 2016
Robert N. Fitzgerald	Director (Principal Financial Officer)

/s/ Peter L. Schwiering	Chief Operating Officer and Director	February 26, 2016
Peter L. Schwiering

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller	February 26, 2016
Paul F. Largess	(Principal Accounting Officer)

/s/ Timothy R. O’Sullivan	Vice President and Director	February 26, 2016
Timothy R. O’Sullivan

/s/ Robert E. Dunn	Director	February 26, 2016
Robert E. Dunn

/s/ Rodney L. Gray	Director	February 26, 2016
Rodney L. Gray

/s/ Mark E. Monroe	Director	February 26, 2016
Mark E. Monroe

Index to Financial Statements
Rose Rock Midstream, L.P.

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Rose Rock Midstream, L.P. (the “Partnership”) as of December 31, 2015 and 2014 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose Rock Midstream, L.P. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rose Rock Midstream, L.P.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 26, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors of Rose Rock Midstream GP, LLC, as General Partner of Rose Rock Midstream, L.P., and the Partners of Rose Rock Midstream, L.P.
Tulsa, Oklahoma
We have audited the internal control over financial reporting of Rose Rock Midstream, L.P. (the "Partnership") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 26, 2016

ROSE ROCK MIDSTREAM, L.P.
Consolidated Balance Sheets
(In thousands, except units)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,059	$3,625
Accounts receivable, net	240,606	224,881
Receivable from affiliates	5,944	15,485
Inventories	59,121	26,722
Other current assets	4,884	4,056
Total current assets	319,614	274,769
Property, plant and equipment, net	441,596	396,066
Equity method investment	438,291	269,635
Goodwill	26,628	36,116
Other intangible assets (net of accumulated amortization of $1,443 and $370 at December 31, 2015 and 2014, respectively)	15,567	16,640
Other noncurrent assets, net	16,135	13,037
Total assets	$1,257,831	$1,006,263
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$243,548	$211,300
Payable to affiliates	12,995	27,909
Accrued liabilities	22,240	23,282
Other current liabilities	4,246	3,191
Total current liabilities	283,029	265,682
Long-term debt	744,597	432,092
Commitments and contingencies (Note 9)
Partners’ capital:
Common units – public (16,094,260 and 13,765,451 units issued and outstanding at December 31, 2015 and 2014, respectively)	80,829	69,929
Common units – SemGroup (20,704,418 and 6,814,709 units issued and outstanding at December 31, 2015 and 2014, respectively)	139,470	155,367
Subordinated units – SemGroup (0 and 8,389,709 units issued and outstanding at December 31, 2015 and 2014, respectively)	—	(60,760)
Class A units - SemGroup (0 and 3,750,000 units issued and outstanding at December 31, 2015 and 2014, respectively)	—	76,321
General partner	9,906	67,632
Total Rose Rock Midstream, L.P. partners’ capital	230,205	308,489
Total liabilities and partners' capital	$1,257,831	$1,006,263
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues, including revenues from affiliates (Note 15):
Product	$729,993	$1,185,456	$702,028
Service	114,718	112,641	65,174
Total revenues	844,711	1,298,097	767,202
Expenses, including expenses from affiliates (Note 15):
Costs of products sold, exclusive of depreciation and amortization	671,769	1,131,362	663,759
Operating	83,134	80,160	36,098
General and administrative	21,085	19,415	15,557
Depreciation and amortization	41,998	40,035	23,708
Loss (gain) on disposal or impairment, net	10,257	319	(31)
Total expenses	828,243	1,271,291	739,091
Earnings from equity method investment	76,355	57,378	17,571
Operating income	92,823	84,184	45,682
Other expenses:
Interest expense	43,188	21,279	8,181
Other income, net	(38)	(20)	(14)
Total other expenses, net	43,150	21,259	8,167
Net income	49,673	62,925	37,515
Less: net income attributable to noncontrolling interests	—	7,758	1,256
Net income attributable to Rose Rock Midstream, L.P.	$49,673	$55,167	$36,259
Net income allocated to general partner	$21,089	$8,142	$728
Net income allocated to common unitholders	$28,584	$32,914	$22,701
Net income allocated to subordinated unitholders	$—	$13,912	$13,321
Net income (loss) allocated to Class A unitholders	$—	$199	$(491)
Net income (loss) per limited partner unit:
Common unit (basic)	$0.79	$1.69	$1.66
Common unit (diluted)	$0.79	$1.69	$1.66
Subordinated unit (basic and diluted)	$—	$1.66	$1.59
Class A unit (basic and diluted)	$—	$0.06	$(0.39)
Basic weighted average number of limited partner units outstanding:
Common units	36,302	19,419	13,672
Subordinated units	—	8,390	8,390
Class A units	—	3,154	1,264
Diluted weighted average number of limited partner units outstanding:
Common units	36,343	19,484	13,708
Subordinated units	—	8,390	8,390
Class A units	—	3,154	1,264
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A Units	General Partner Interest	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$129,134	$37,992	$135,036	$—	$18,389	$—	$320,551
Net income	17,710	4,991	13,321	(491)	728	1,256	37,515
Equity issuance	210,226	98,895	—	70,105	7,905	—	387,131
Consolidation of SemCrude Pipeline, L.L.C.	—	—	—	—	—	77,301	77,301
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(180,216)	(57,683)	(139,281)	(28,842)	(8,286)	—	(414,308)
Unvested distribution equivalent rights	(52)	—	—	—	—	—	(52)
Cash distributions to partners	(17,647)	(4,977)	(14,451)	—	(1,001)	—	(38,076)
Cash contributions from general partner	—	—	—	—	25,398	—	25,398
Non-cash equity compensation	806	—	—	—	—	—	806
Balance at December 31, 2013	159,961	79,218	(5,375)	40,772	43,133	78,557	396,266
Net income	22,817	10,097	13,912	199	8,142	7,758	62,925
Cash distributions to noncontrolling interest	—	—	—	—	—	(10,683)	(10,683)
Contributions from noncontrolling interest	—	—	—	—	—	14,367	14,367
Purchase of remaining one-third interest in SemCrude Pipeline, L.L.C.	—	—	—	—	—	(89,999)	(89,999)
Equity issuance	—	120,013	—	58,563	3,644	—	182,220
Purchase price in excess of historical cost of interest in SemCrude Pipeline, L.L.C.	(85,173)	(42,183)	(51,931)	(23,213)	(4,133)	—	(206,633)
Unvested distribution equivalent rights	(125)	—	—	—	—	—	(125)
Cash distributions to partners	(28,494)	(11,778)	(17,366)	—	(4,701)	—	(62,339)
Cash contributions from general partner	—	—	—	—	21,547	—	21,547
Non-cash equity compensation	943	—	—	—	—	—	943
Balance at December 31, 2014	69,929	155,367	(60,760)	76,321	67,632	—	308,489
Net income	12,492	16,092	—	—	21,089	—	49,673
Equity issuance	89,119	70,560	—	—	3,260	—	162,939
Equity adjustment related to common control acquisition	(51,452)	(39,246)	(26,838)	—	(61,580)	—	(179,116)
Conversion to common units	—	(16,479)	92,800	(76,321)	—	—	—
Unvested distribution equivalent rights	(203)	—	—	—	—	—	(203)
Cash distributions to partners	(40,410)	(46,824)	(5,202)	—	(20,495)	—	(112,931)
Non-cash equity compensation	1,354	—	—	—	—	—	1,354
Balance at December 31, 2015	$80,829	$139,470	$—	$—	$9,906	$—	$230,205
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$49,673	$62,925	$37,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,998	40,035	23,708
Loss (gain) on disposal or impairment, net	10,257	319	(31)
Earnings from equity method investments	(76,355)	(57,378)	(17,571)
Distributions from equity method investments	76,355	57,378	16,999
Amortization of debt issuance costs	2,866	1,529	811
Provision for doubtful accounts receivable	257	—	—
Non-cash equity compensation	1,354	943	806
Net unrealized (gain) loss related to derivative instruments	1,900	(1,621)	(974)
Inventory valuation adjustment	2,590	5,667	—
Changes in assets and liabilities, net of the effect of acquisitions:
Decrease (increase) in accounts receivable	(15,982)	(7,298)	13,179
Decrease (increase) in receivable from affiliates	9,541	40,735	(56,163)
Decrease (increase) in inventories	(34,989)	(1,610)	(7,465)
Decrease (increase) in other current assets	—	(461)	832
Decrease (increase) in other noncurrent assets	(2,441)	(120)	(7)
Increase (decrease) in accounts payable and accrued liabilities	30,623	11,623	(4,963)
Increase (decrease) in payable to affiliates	(14,796)	(41,573)	66,716
Net cash provided by operating activities	82,851	111,093	73,392
Cash flows from investing activities:
Capital expenditures	(86,346)	(61,282)	(51,560)
Proceeds from sale of long-lived assets	222	1,063	38
Contributions to equity method investments	(46,730)	(54,930)	(31,832)
Acquisitions	(205,071)	(133,993)	(171,258)
Distributions from equity method investments in excess of equity in earnings	24,113	9,390	—
Net cash used in investing activities	(313,812)	(239,752)	(254,612)
Cash flows from financing activities:
Debt issuance costs	(5,688)	(8,593)	(4,069)
Borrowings on revolving credit facility and issuance of senior unsecured notes	686,208	844,415	558,000
Principal payments on revolving credit facility	(374,000)	(657,415)	(317,500)
Principal payments on capital lease obligations	(49)	(39)	(27)
Proceeds from common limited partner unit issuance, net of offering costs	89,119	—	210,226
Contributions from general partner	—	21,547	28,640
Cash consideration in excess of historical cost in common control acquisition	(46,264)	(24,413)	(240,645)
Cash distributions to partners	(112,931)	(62,339)	(38,076)
Cash distributions to noncontrolling interests	—	(10,683)	—
Contributions from noncontrolling interests	—	14,367	—
Net cash provided by financing activities	236,395	116,847	196,549
Net increase (decrease) in cash and cash equivalents	5,434	(11,812)	15,329
Cash and cash equivalents at beginning of period	3,625	15,437	108
Cash and cash equivalents at end of period	$9,059	$3,625	$15,437
The accompanying notes are an integral part of these consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

1.	OVERVIEW
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
At December 31, 2015, our reportable segments include the following:

•	Transportation operates crude oil pipelines and truck transportation businesses. Transportation's assets include:

◦
a 570-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

◦
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

◦	a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

◦	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

◦
a 51% interest in White Cliffs, who owns a pipeline system consisting of two 527-mile parallel lines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"), which we operate. The White Cliffs Pipeline is currently undergoing an expansion which will increase the capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day; and

◦
a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"). Glass Mountain owns a 215-mile pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline"), which we operate. It has capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage.

•	Facilities operates crude oil storage and terminal businesses. Facilities' assets include:

◦
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities; and

◦	a thirty-lane crude oil truck unloading facility with 330,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

•	Supply and Logistics operates a crude oil marketing business which utilizes our Transportation and Facilities assets for marketing purposes. Additionally, Supply and Logistics includes:

◦	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.
Basis of presentation
These consolidated financial statements include the accounts of Rose Rock and its controlled subsidiaries.
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant transactions between Rose Rock and its consolidated subsidiaries have been eliminated. Our ownership interests in White Cliffs and Glass Mountain are accounted for as equity method investments. Our ownership interest in White Cliffs is reflected as an equity method investment as the other owners have substantive rights to participate in the management of White Cliffs.
Ownership
Our partnership interests include the following at December 31, 2015:

•	36,798,678 common units representing limited partner interests (of which 20,704,418 units are held by SemGroup); and

•	a 2% general partner interest (which is held by SemGroup).

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
ACCOUNTS RECEIVABLE – Accounts receivable are reported net of the allowance for doubtful accounts. Our assessment of the allowance for doubtful accounts is based on several factors, including the overall creditworthiness of our customers, existing economic conditions, and the amount and age of past due accounts. We enter into netting arrangements with certain counterparties to help mitigate credit risk. Receivables subject to netting are presented as gross receivables (with the related accounts payable also presented gross) until such time as the balances are settled. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The allowance for doubtful accounts was $0.3 million and $0 at December 31, 2015 and 2014, respectively.
INVENTORIES – Inventories primarily consist of crude oil. Inventories are valued at the lower of cost or market, with cost generally determined using the weighted-average method. The cost of inventory includes applicable transportation costs. During the years ended December 31, 2015 and 2014, we recorded non-cash charges of $2.6 million and $5.7 million, respectively, to write-down inventory to the lower of cost or market.
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
COMMODITY DERIVATIVE INSTRUMENTS – We generally record the fair value of derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue. As shown in Note 6, the fair value of derivatives at December 31, 2015 and 2014 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits have not generally been netted against derivative assets or liabilities at December 31, 2015 and 2014.
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
REVENUE RECOGNITION – Product revenues relate primarily to our Supply and Logistics segment area and to certain fixed-margin transactions related to our Transportation segment. The fixed-margin transactions are structured such that we purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. Sales of product are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Any transportation costs we incur to ship product on third-party infrastructure are included in the price of product sold to customers, and are included within product revenues and costs of products sold. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). As described in Note 6, product revenues include realized and unrealized gains and losses on commodity derivatives.
Under our current operations, fixed-fee service revenues relate primarily to our Facilities segment and our Transportation segment (excluding transactions whereby we take title to the product while it is in our pipeline system, as described above). Service revenues are recognized at the time the service is performed.
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
COSTS OF PRODUCTS SOLD – Costs of products sold consists of the cost to purchase the product and any third-party cost incurred to transport the product to the point of sale and to store the product until it is sold.
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
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS – Net income attributable to noncontrolling interests represents the income allocated to the ownership interest in our consolidated subsidiary, SemCrude Pipeline, L.L.C. ("SCPL"), which was retained by SemGroup prior to our acquisition of the remaining noncontrolling interest in 2014. Income was allocated to noncontrolling interests pro-rata based on relative ownership interests in SemCrude Pipeline.
RECLASSIFICATIONS – Certain reclassifications have been made to conform prior year balances to the current year presentation.
EQUITY-BASED COMPENSATION—We grant certain of our employees and non-managerial directors equity-based compensation awards which vest contingent on continued service of the recipient. We record compensation expense for these outstanding awards over applicable service periods based on their grant date fair value with a corresponding increase to partners' capital. The expense to be recorded over the life of the awards is discounted for expected forfeitures during the vesting period.
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
During the year ended December 31, 2015, we completed the following acquisition:
Wattenberg Oil Trunkline and Glass Mountain Holding, LLC
On February 13, 2015, our Transportation segment acquired WOT and Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain, from SemGroup in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units, and (iii) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us.
The cash consideration was funded through a borrowing under our credit facility and the issuance and sale of common units in an underwritten public offering (Note 11). As the transaction was between entities under common control, we recorded the acquired assets and liabilities based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.
The acquisition of WOT created a change in reporting entity, which required our historical results to be recast as if WOT had been part of Rose Rock in prior periods. The historical financial statements have been recast to reflect this change. The impact to prior period earnings was not significant. Prior period earnings of WOT have been allocated to the general partner.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

3.	ACQUISITIONS, Continued

In our consolidated statements of changes in equity, the prior year balances for the general partner interest have been recast to include equity related to WOT prior to its acquisition from SemGroup. "Equity adjustment related to common control acquisition" includes a $59.2 million reduction to general partner interest which reflects the payment made to SemGroup related to the historical value of WOT, which was included in the general partner interest due to the recast. The remaining amounts in "equity adjustment related to common control acquisition" represent the excess of the acquisition price of WOT and a 50% interest in Glass Mountain over SemGroup's historical value of those assets of $205.1 million.
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
During the year ended December 31, 2014, we completed the following acquisitions:
SemCrude Pipeline, L.L.C.
On June 23, 2014, our Transportation segment acquired the remaining 33% interest in SCPL from SemGroup in exchange for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. SCPL owns a 51% membership interest in White Cliffs. As the transaction was between entities under common control, we recorded our investment in SCPL based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.
Class A units were not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volume on the White Cliffs Pipeline for such month was 125,000 barrels per day or greater. The Class A units converted to common units in January 2015.
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

Crude oil trucking assets
On June 24, 2014, our Transportation segment acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") for $44.0 million in cash. Highlights of the transaction include:

•	124 trucks, 122 trailers and miscellaneous equipment; and

•	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
During the year ended December 31, 2013, we completed the following acquisitions:
SemCrude Pipeline, L.L.C.
On January 11, 2013, our Transportation segment acquired a 33% interest in SCPL from SemGroup in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us.
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

Barcas Field Services, LLC
On September 1, 2013, our Transportation segment completed the acquisition of the assets of Barcas Field Services, LLC ("Barcas") for $49.0 million in cash. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement which expired in late 2014.

Tampa Pipeline
On November 8, 2013, our Transportation segment acquired a 12-mile, 12-inch crude oil pipeline from Noble Energy, Inc. that extends from Platteville, Colorado to Tampa, Colorado for a purchase price of $8.2 million. The pipeline had been recently constructed by Noble Energy, Inc. and was placed into service with the acquisition. The pipeline connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market.

4.	EQUITY METHOD INVESTMENT
Our equity method investments consist of the following (in thousands):

	December 31,
	2015	2014
White Cliffs	$297,109	$269,635
Glass Mountain	141,182	—
Total equity method investments	$438,291	$269,635
Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
White Cliffs	$70,238	$57,378	$3,788
Glass Mountain	6,117	—	—
SCPL	—	—	13,783
Total earnings from equity method investments	$76,355	$57,378	$17,571
Cash distributions received from equity method investments consist of the following (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.    EQUITY METHOD INVESTMENT, Continued

	Year Ended December 31,
	2015	2014	2013
White Cliffs	$86,845	$66,768	$—
Glass Mountain	13,623	—	—
SCPL	—	—	16,999
Total cash distributions received from equity method investments	$100,468	$66,768	$16,999
SCPL
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
Certain summarized balance sheet information of White Cliffs as of December 31, 2015 and 2014 is shown below (in thousands):

	December 31,
	2015	2014
Current assets	$54,091	$35,623
Property, plant and equipment, net	509,068	471,179
Goodwill	17,000	17,000
Other intangible assets, net	11,974	16,043
Total assets	$592,133	$539,845

Current liabilities	$9,491	$11,108
Members’ equity	582,642	528,737
Total liabilities and members’ equity	$592,133	$539,845
Certain summarized income statement information of White Cliffs for the years ended December 31, 2015, 2014 and 2013 is shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$206,395	$160,369	$133,310
Operating, general and administrative expenses	$33,284	$23,067	$23,825
Depreciation and amortization expense	$34,105	$23,257	$18,668
Net income	$139,000	$114,045	$90,817
The equity in earnings of White Cliffs for the three years ended December 31, 2015, 2014 and 2013 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.    EQUITY METHOD INVESTMENT, Continued

by White Cliffs and are allocated to our membership interest. White Cliffs recorded $1.3 million, $1.6 million and $1.8 million of such general and administrative expense for the years ended December 31, 2015, 2014 and 2013, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the year ended December 31, 2015, we contributed $42.8 million to these projects, including $34.5 million of contributions for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2016 and are expected to total approximately $2.3 million. The project is expected to be completed during the first half of 2016.
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
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 as an exhibit to this Form 10-K.
Glass Mountain
As discussed in Note 3, on February 13, 2015, our Transportation segment acquired the Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest of $31.0 million and $4.0 million, respectively, at December 31, 2015. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain summarized balance sheet information of Glass Mountain as of December 31, 2015 is shown below (in thousands):

December 31, 2015
Current assets	$7,856
Property, plant and equipment, net	205,920
Total assets	$213,776

Current liabilities	$1,036
Other liabilities	28
Members’ equity	212,712
Total liabilities and members’ equity	$213,776
Certain summarized unaudited income statement information of Glass Mountain for the year ended December 31, 2015 is shown below (in thousands):

Year Ended December 31,
2015
Revenues	$38,526
Cost of sales	$3,392
Operating, general and administrative expenses	$6,643
Depreciation and amortization expense	$15,828
Net income	$12,657
Our equity in earnings of Glass Mountain for the year ended December 31, 2015 is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the year ended December 31, 2015, we contributed $2.7 million to Glass Mountain related to capital projects.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

4.    EQUITY METHOD INVESTMENT, Continued

Our ownership interest in Glass Mountain is not significant as defined by Securities and Exchange Commission's Regulation S-X Rule 1-02(w). Accordingly, no audited financial statements of Glass Mountain pursuant to Regulation S-X 3-09 have been included as an exhibit to this Form 10-K.

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Land	$18,580	$18,479
Pipelines and related facilities	283,316	227,586
Storage and terminal facilities	136,688	135,466
Linefill	26,383	25,507
Trucking equipment and other	50,060	40,281
Construction-in-progress	49,963	31,393
Property, plant and equipment, gross	564,990	478,712
Accumulated depreciation	(123,394)	(82,646)
Property, plant and equipment, net	$441,596	$396,066

We recorded depreciation expense of $40.9 million, $33.9 million and $22.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $0.5 million, $0.3 million and $0.7 million of interest costs during the years ended December 31, 2015, 2014 and 2013, respectively.

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
Our commodity derivatives can be comprised of crude oil forward contracts and futures contracts. These are defined as follows:
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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at December 31, 2015 and 2014 (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	December 31, 2015			December 31, 2014
	Level 1	Netting(1)	Total	Level 1	Netting(1)	Total
Assets	$131	$(131)	$—	$3,198	$(1,637)	$1,561
Liabilities	$470	$(131)	$339	$1,637	$(1,637)	$—

(1)	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. At December 31, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the years ended December 31, 2015, 2014 and 2013, and as such, no rollforward of Level 3 activity has been presented.
The following table sets forth the notional quantities for derivative instruments entered into during the periods indicated (in thousands of barrels):

	Year Ended December 31,
	2015	2014	2013
Sales	23,228	6,641	2,595
Purchases	22,946	6,477	2,575
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of the derivative instruments on our consolidated balance sheets in other current assets and other current liabilities. The fair value of our commodity derivative assets and liabilities recorded to other current assets and other current liabilities was as follows (in thousands):

December 31, 2015		December 31, 2014
Assets	Liabilities	Assets	Liabilities
$—	$339	$1,561	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $2.9 million and $0.8 million at December 31, 2015 and 2014, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2015 and 2014, we would have had net asset positions of $2.6 million and $2.4 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31,
	2015	2014	2013
Realized and unrealized gain (loss)	$8,145	$17,531	$(1,593)
Concentrations of risk
During the year ended December 31, 2015, two third-party customers, primarily of our Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $457.3 million and $131.9 million. We purchased approximately $232.6 million of product from two third-party suppliers, which represented approximately 35% of our costs of products sold. At December 31, 2015, one third-party customer accounted for 53% of our consolidated accounts receivable.
As described in Note 15, we also generated revenues and expenses from subsidiaries of SemGroup.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Goodwill relates to our Transportation segment. Changes in goodwill are shown below (in thousands):

Balance at December 31, 2012	$—
Barcas acquisition (Note 3)	28,322
Balance at December 31, 2013	28,322
Oilfield trucking acquisition (Note 3)	7,892
Barcas purchase price adjustment	(98)
Balance at December 31, 2014	36,116
Impairment loss	(9,488)
Balance at December 31, 2015	$26,628
We assess our goodwill for impairment at least annually as of October 1. No impairments were indicated as of October 1, 2015. However, as a result of the continued decline in oil prices and lower forecast volumes from declining drilling activity, along with lower than expected results during the fourth quarter of 2015, we performed an interim goodwill impairment analysis as of December 31, 2015 which resulted in an impairment charge of $9.5 million related to our crude oil trucking operation which was identified as the reporting unit for purposes of the impairment test.
We used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our crude oil trucking operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that crude oil prices will eventually improve and production volumes will begin to increase. If crude oil production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to additional impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets
Other intangibles represent customer relationships of our Transportation segment. The gross carrying amount and accumulated amortization of intangible assets are shown below (in thousands):

	December 31,
	2015	2014
Gross Intangible Assets	$17,010	$17,010
Accumulated Amortization	(1,443)	(370)
Net Intangible Assets	$15,567	$16,640
Changes in other intangible assets are shown below (in thousands):

Balance at December 31, 2012	$—
Barcas acquisition	6,930
Amortization	(1,155)
Balance at December 31, 2013	5,775
Oilfield trucking acquisition	17,010
Barcas purchase price adjustment	(50)
Amortization	(6,095)
Balance at December 31, 2014	16,640
Amortization	(1,073)
Balance at December 31, 2015	$15,567
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For the twelve months ending:
December 31, 2016	$1,881
December 31, 2017	2,132
December 31, 2018	2,172
December 31, 2019	1,680
December 31, 2020	1,216
Thereafter	6,486
Total estimated amortization expense	$15,567

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
5.625% senior unsecured notes due 2022	$400,000	$400,000
5.625% senior unsecured notes due 2023	344,545	—
Revolving credit facility	—	32,000
Capital leases	83	132
Total long-term debt	744,628	432,132
less: current portion of long-term debt	31	40
Noncurrent portion of long-term debt	$744,597	$432,092

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

8.	LONG TERM DEBT, Continued

Senior unsecured notes due 2022 and 2023
At December 31, 2015, we had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the “2022 Notes”) and $350 million of 5.625% senior unsecured notes due 2023 (the "2023 Notes") (collectively, the "Notes"). Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), are co-issuers of the Notes.
The 2023 Notes were sold at 98.345% of par, a discount of $5.8 million, on May 14, 2015. The discount is reported as a reduction to the face value of the 2023 Notes on our consolidated balance sheets and is being amortized over the life of the 2023 Notes using the interest method. At December 31, 2015, the unamortized discount was $5.5 million.
The net proceeds from the 2023 Notes offering of $337.7 million, after the discount and $6.5 million of underwriters' fees and offering expenses, were used to repay amounts borrowed under our revolving credit facility and for general partnership purposes.
Interest on the 2022 Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. For the years ended December 31, 2015 and 2014, we recorded interest expense of $23.5 million and $11.7 million, respectively, including amortization of debt issuance costs on the 2022 Notes. Interest on the 2023 Notes is payable in arrears on May 15th and November 15th to holders of record on May 1st and November 1st each year until maturity. For the year ended December 31, 2015, we recorded interest expense of $13.2 million, including amortization of debt issuance costs and amortization of discount on the 2023 Notes.
At December 31, 2015, we had $12.2 million of debt issuance costs, net of accumulated amortization, related to the Notes included in other noncurrent assets on our consolidated balance sheet.
Indenture
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
At December 31, 2015, we were in compliance with the terms of the Indenture.
Early redemption premiums
Except as described below, the 2022 and 2023 Notes are not redeemable at the Partnership's option prior to July 15, 2017 and May 15, 2019, respectively. From and after July 15, 2017, in the case of the 2022 Notes, or May 15, 2019, in the case of the 2023 Notes, the Partnership may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 for the 2022 Notes or May 15 for the 2023 Notes of each of the years indicated below for the respective Notes:

2022 senior unsecured notes
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

8.	LONG TERM DEBT, Continued

2023 senior unsecured notes
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%

Prior to July 15, 2017, in the case of the 2022 Notes, or May 15, 2018, in the case of the 2023 Notes, the Partnership may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Partnership, or the parent of the Partnership to the extent such net proceeds are contributed to the Partnership, subject to certain conditions.
Prior to July 15, 2017, in the case of the 2022 Notes, or May 15, 2019, in the case of the 2023 Notes, the Partnership may also redeem all or part of the Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the redemption price from the table above plus all required interest payments due through July 15, 2017, with respect to the 2022 Notes, or May 15, 2019, with respect to the 2023 Notes, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, the Partnership is required to offer to repurchase the Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
Subsidiary Guarantors
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
Revolving credit facility
At December 31, 2015, our credit agreement, as amended, provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement permits the increase of the facility by not more than $200 million, subject to certain conditions. The credit agreement expires September 20, 2018, when all amounts owed will be due.
At our option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2015, we had no outstanding borrowings under this credit facility.
Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2015, there were $35.3 million in outstanding letters of credit, and the rate in effect was 2.50%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
The credit agreement also allows for the use of secured bilateral letters of credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2015, we had $42.9 million of secured bilateral letters of credit outstanding and the interest rate in effect was 1.75%.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million.
During the years ended December 31, 2015, 2014 and 2013, we recorded $6.9 million, $9.0 million and $8.7 million, respectively, of interest expense related to the credit facility, including amortization of capitalized loan fees. At

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

8.	LONG TERM DEBT, Continued

December 31, 2015, we had $2.8 million in capitalized loan fees, net of accumulated amortization, related to the credit facility included in other noncurrent assets.
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

At December 31, 2015, we were in compliance with the terms of the credit agreement.
Capital lease obligations
At December 31, 2015, we had $52 thousand ($83 thousand including current portion) of capital lease obligations reported as long-term debt on the consolidated balance sheet.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2015 (in thousands). As described above, our debt agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	Senior Unsecured Notes due 2022	Senior Unsecured Notes due 2023	Revolving Credit Facility	Capital Leases	Total
For the year ended:
December 31, 2016	$—	$—	$—	$31	$31
December 31, 2017	—	—	—	26	26
December 31, 2018	—	—	—	26	26
December 31, 2019	—	—	—	—	—
December 31, 2020	—	—	—	—	—
Thereafter	400,000	350,000	—	—	750,000
Total	$400,000	$350,000	$—	$83	$750,083
Fair value
We estimate the fair value of our 2022 Notes and 2023 Notes to be $337 million and $300 million at December 31, 2015, based on unadjusted, transacted market prices near the measurement date, which is categorized as a Level 2 measurement.

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
The Kansas Department of Health and Environment ("KDHE") initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that the KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. The KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. SemGroup entered into a Consent Agreement and Final Order with the KDHE to conduct environmental assessments on the sites and to pay the KDHE’s costs associated with their oversight of this matter. SemGroup has conducted Phase II investigations at all sites. Four of the five sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Three of the five sites appeared to have ground water contamination requiring further delineation and/or on-going monitoring. One site has been closed. SemGroup does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated and the trial will be held in the District Court, 293rd Judicial District, Zavala County, Texas.  The trial for cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement LLC, et al., was set to begin on February 9, 2016, and has been postponed to April 12, 2016.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.

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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land and vehicles. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

For twelve months ending:
December 31, 2016	$1,280
December 31, 2017	1,104
December 31, 2018	496
December 31, 2019	152
December 31, 2020	12
Thereafter	126
Total future minimum lease payments	$3,170
We recorded lease and rental expenses of $1.8 million, $1.5 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2015, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	1,976	$71,709
Fixed price sales	2,907	$116,329
Floating price purchases	17,361	$652,122
Floating price sales	17,812	$686,030
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

We have a throughput commitment with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline which became effective in October 2015 and has a term of five years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
We have a throughput commitment for 5,000 barrels per day on the Dakota Access Pipeline which becomes effective upon the full service date of the pipeline which is expected in the fourth quarter of 2016. The commitment has a seven year term. Annual payments are expected to be $11.9 million.
Capital contribution requirements
See Note 4 for information related to capital funding requirements related to White Cliffs.

10.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION
We do not directly employ any persons to manage or operate our business, as these functions are performed by employees of SemGroup. At December 31, 2015, SemGroup had approximately 400 employees who were dedicated primarily to the management and operation of our business. None of these employees are represented by labor unions, and none are subject to collective bargaining agreements.
Equity incentive plan
On December 8, 2011, the board of directors of our general partner adopted the Rose Rock Midstream Equity Incentive Plan (the “Incentive Plan”). We have reserved 840,000 limited partner common units for issuance to non-management directors and employees under the Incentive Plan. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-managerial directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. Awards are valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense is recognized over the vesting period and is discounted for estimated forfeitures. We use authorized but unissued units to satisfy our equity-based payment obligations. Although these awards are to be settled in units, we may elect to give participants the option of surrendering a portion of the awards, to meet statutory minimum tax withholding requirements. The activity related to these awards is summarized below:

	Unvested Units	Average Grant Date Fair Value	Aggregate Fair Value of Units (in thousands)
Outstanding at December 31, 2012	43,960	$21.91
Awards granted	49,104	$34.41
Awards vested	(9,333)	$27.25	$254
Awards forfeited	(783)	$34.40
Outstanding at December 31, 2013	82,948	$28.59
Awards granted	46,536	$41.35
Awards vested	(5,712)	$35.87	$205
Awards forfeited	(21,432)	$29.82
Outstanding at December 31, 2014	102,340	$33.79
Awards granted	36,527	$39.03
Awards vested	(38,366)	$27.54	$1,057
Awards forfeited	(310)	$42.80
Outstanding at December 31, 2015	100,191	$38.70
Of the 38,366 awards vested during the year ended December 31, 2015, 12,892 units were withheld to satisfy minimum tax requirements. No units were withheld to satisfy minimum tax requirements for the years ended December 31, 2014 and 2013.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

10.	EMPLOYEE BENEFITS AND EQUITY-BASED COMPENSATION, Continued

Compensation cost expensed for the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $0.9 million and $0.8 million, respectively. As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to our nonvested awards, which is expected to be recognized over a weighted-average period of 14 months.
The holders of certain of these restricted unit awards are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. For awards granted prior to 2013, the UUDs were settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. For the year ended December 31, 2015, 3,335 UUD units were issued upon the vesting of restricted units. No UUD units were issued upon vesting of restricted units for the year ended December 31, 2014. For the year ended December 31, 2013, 406 UUD units were issued upon the vesting of restricted units. As of December 31, 2015, all awards granted prior to 2013 have vested. UUDs related to the restricted unit awards granted subsequent to 2013 will be settled in cash upon vesting. At December 31, 2015, the value of these cash settled UUDs related to unvested restricted units was approximately $381 thousand.
SemGroup stock-based compensation
Certain of SemGroup’s employees who support us participate in SemGroup’s equity-based compensation program. Awards under this program generally represent awards of restricted stock of SemGroup, which are subject to specified vesting periods. SemGroup charged us $1.1 million, $1.1 million and $0.7 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to such equity-based compensation.

Defined contribution plan
Most of the employees of SemGroup who support us participate in one of SemGroup’s defined contribution plans. SemGroup charged us $1.2 million, $0.9 million and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, for contributions made by SemGroup to this plan.
Allocated employee compensation expenses
As described in Note 15, SemGroup allocated certain corporate general and administrative expenses to us. These allocated expenses included equity-based compensation and defined contribution plan benefits for corporate employees, and such expenses are in addition to the expenses described above for employees who directly support our operations.

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
Limited partner interests – subordinated units
The holders of subordinated limited partner units had similar voting rights to holders of common limited partner units. However, as described below, the distribution rights for holders of subordinated units were different than those of common units. On February 17, 2015, all subordinated units converted to common units upon the achievement of certain targets specified in our partnership agreement. The conversion did not impact the total number of the Partnership’s outstanding units representing limited partner interests.
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
Our partnership agreement requires that we distribute all of our available cash each quarter in the following manner:

•
first, 98.0% to the holders of common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3625, plus any arrearages from prior quarters; and

•	second, 98.0% to common unitholders and 2.0% to our general partner, until each unit has received a distribution of $0.416875.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

Distributions paid
The following table shows distributions paid in 2016, 2015, 2014 and 2013:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025

March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650

March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200

March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 31, 2015	February 2, 2016	February 12, 2016	$0.6600

Limited Partner Units
Changes in our limited partner units are as follows:

	Common Units - Public	Common Units - SemGroup	Subordinated Units	Class A units
Balance at December 31, 2012	7,000,000	1,389,709	8,389,709	—
January private placement	2,000,000	—	—	—
Units issued to SemGroup in SCPL transactions	—	3,000,000	—	2,500,000
August common unit offering	4,750,000	—	—	—
Vesting of equity-based compensation awards, including equivalent distributions	9,739	—	—	—
Balance at December 31, 2013	13,759,739	4,389,709	8,389,709	2,500,000
Units issued to SemGroup in SCPL transaction	—	2,425,000	—	1,250,000
Vesting of equity-based compensation awards	5,712	—	—	—
Balance at December 31, 2014	13,765,451	6,814,709	8,389,709	3,750,000
Conversion to common units	—	12,139,709	(8,389,709)	(3,750,000)
Units issued to SemGroup in WOT and Glass Mountain transaction	—	1,750,000	—	—
February common unit offering	2,300,000	—	—	—
Vesting of equity-based compensation awards, including equivalent distributions(1)	28,809	—	—	—
Balance at December 31, 2015	16,094,260	20,704,418	—	—
(1) Excludes units withheld to satisfy minimum tax requirements.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

11.	PARTNERS' CAPITAL AND DISTRIBUTIONS, Continued

Equity Issuances
On February 13, 2015, we issued and sold 2,300,000 common limited partner units to the public for net proceeds of $89.1 million. Proceeds were used to acquire the WOT and a 50% interest in Glass Mountain from SemGroup.
On January 8, 2013, we entered into a Common Unit Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which, on January 11, 2013, 2,000,000 common units were issued and sold to the Purchasers in a private placement at a price of $29.63 per common unit for aggregate consideration of approximately $59.3 million (the “Private Placement”). The Partnership used the net proceeds from the Private Placement to fund a portion of the purchase of the initial 33% interest in SCPL.
On August 13, 2013, we issued 4,750,000 common limited partner units to the public for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. Our general partner contributed $3.2 million to the Partnership to maintain its 2% ownership. Proceeds were used to repay borrowings on our credit facility.
See Note 3 for information related to units issued to SemGroup as consideration in the SCPL and WOT and Glass Mountain transactions.
See Note 10 for information related to units issued due to vesting of equity-based compensation awards.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

12.	EARNINGS PER LIMITED PARTNER UNIT
The following tables set forth the computation of basic and diluted earnings per limited partner unit for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit data):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Rose Rock Midstream, L.P.	$49,673	$55,167	$36,259
Less: General partner’s incentive distribution earned	20,096	6,698	483
Less: General partner’s 2.0% ownership	993	1,444	245
Net income allocated to limited partners	$28,584	$47,025	$35,531
Numerator for basic and diluted earnings per limited partner unit(1) :
Allocation of net income among limited partner interests:
Net income allocable to common units	$28,584	$32,914	$22,701
Net income allocable to subordinated units	—	13,912	13,321
Net income (loss) allocable to Class A units	—	199	(491)
Net income allocated to limited partners	$28,584	$47,025	$35,531
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average number of common units outstanding	36,302	19,419	13,672
Effect of non-vested restricted units	41	65	36
Diluted weighted average number of common units outstanding	36,343	19,484	13,708
Basic and diluted weighted average number of subordinated units outstanding	—	8,390	8,390
Basic and diluted weighted average number of Class A units outstanding	—	3,154	1,264
Earnings (loss) per limited partner unit:
Common units (basic)	$0.79	$1.69	$1.66
Common units (diluted)	$0.79	$1.69	$1.66
Subordinated units (basic and diluted)	$—	$1.66	$1.59
Class A units (basic and diluted)	$—	$0.06	$(0.39)
(1) We calculate net income allocated to limited partners based on the distributions pertaining to the current period’s available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings. Prior to the conversion of the Class A units in January 2015, the Class A units did not participate in cash distributions, but were allocated a proportional share of undistributed earnings. Class A units received the declared distribution for the fourth quarter of 2014, as such the fourth quarter distribution is reflected in the earnings attributable to Class A units for the year ended December 31, 2014. As distributions related to the available cash exceeded net income, the Class A units reflect a loss for the year ended December 31, 2013.

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

13.	SEGMENTS

During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the Partnership to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting reportable segments.
Our segments are organized by our key revenue generating activities. Our Transportation segment includes revenue generated through fees charged for the physical movement of crude oil utilizing our truck and pipeline assets, as well as buy/sell activity where we generate the equivalent of a transportation fee by buying crude oil at one location and selling it back to the same counterparty at a different location for a fixed margin. Our Facilities segment includes revenue generated through crude oil storage fees, truck unloading fees and other ancillary activities related to our facilities. Our Supply and Logistics segment includes revenue generated through the marketing of crude oil and includes related derivative activity. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Partnership. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.

	Year Ended December 31, 2015
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated

Revenues:
External	$81,991	$45,936	$716,784	$—	$844,711
Intersegment	15,021	—	—	(15,021)	—
Total revenues	$97,012	$45,936	$716,784	$(15,021)	$844,711
Depreciation and amortization	$35,500	$5,829	$159	$510	$41,998
Earnings from equity method investment	$76,355	$—	$—	$—	$76,355
Segment profit (1)	$81,038	$33,757	$30,088	$(8,162)	$136,721
Additions to long-lived assets (including acquisitions and contributions to equity method investments)	$304,534	$30,118	$2,564	$179	$337,395
Total assets at December 31, 2015 (excluding intersegment receivables)	$745,612	$155,186	$328,419	$28,614	$1,257,831
Equity investments at December 31, 2015	$438,291	$—	$—	$—	$438,291

	Year Ended December 31, 2014
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated

Revenues:
External	$84,718	$44,007	$1,169,372	$—	$1,298,097
Intersegment	10,840	—	—	(10,840)	—
Total revenues	$95,558	$44,007	$1,169,372	$(10,840)	$1,298,097
Depreciation and amortization	$33,679	$5,365	$549	$442	$40,035
Earnings from equity method investment	$57,378	$—	$—	$—	$57,378
Segment profit (1)	$72,835	$32,286	$24,021	$(6,544)	$122,598
Additions to long-lived assets (including acquisitions and contributions to equity method investments)	$230,111	$8,207	$11,662	$234	$250,214
Total assets at December 31, 2014 (excluding intersegment receivables)	$595,781	$116,784	$271,444	$22,254	$1,006,263
Equity investments at December 31, 2014	$269,635	$—	$—	$—	$269,635

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

13.	SEGMENTS, Continued

	Year Ended December 31, 2013
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated

Revenues:
External	$34,917	$46,697	$685,588	$—	$767,202
Intersegment	225	—	—	(225)	—
Total revenues	$35,142	$46,697	$685,588	$(225)	$767,202
Depreciation and amortization	$17,814	$4,833	$673	$388	$23,708
Earnings from equity method investment	$17,571	$—	$—	$—	$17,571
Segment profit (1)	$22,806	$37,083	$15,010	$(6,483)	$68,416
Additions to long-lived assets (including acquisitions and contributions to equity method investments)	$243,805	$11,783	$1,868	$447	$257,903
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

	Year Ended December 31,
Reconciliation of segment profit to net income:	2015	2014	2013
Total segment profit	$136,721	$122,598	$68,416
Less:
Net unrealized loss (gain) related to derivative instruments	1,900	(1,621)	(974)
Depreciation and amortization	41,998	40,035	23,708
Interest expense	43,188	21,279	8,181
Other income, net	(38)	(20)	(14)
Net income	$49,673	$62,925	$37,515

14.	SUPPLEMENTAL INFORMATION —STATEMENTS OF CASH FLOWS
Acquisitions
WOT and Glass Mountain
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
As the transaction occurred between parties under common control, the purchase price in excess of SemGroup's historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts pro-rata based on ownership percentages. The $46.3 million of cash consideration in excess of historical cost is reflected as a distribution to SemGroup in the condensed consolidated cash flow statement. The entire amount of non-cash equity consideration issued to SemGroup was in excess of the historical cost. Accordingly, the value of this equity was reduced to zero in our statement of equity through an adjustment to reflect consideration in excess of historical value as a distribution to SemGroup.
SCPL
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

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

14.	SUPPLEMENTAL INFORMATION —STATEMENTS OF CASH FLOWS, Continued

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
Other supplemental disclosures
We paid cash for interest totaling $39.6 million, $8.5 million and $7.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.
We accrued $2.3 million, $1.2 million and $1.5 million for purchases of property, plant and equipment at December 31, 2015, 2014 and 2013, respectively.

15.	RELATED PARTY TRANSACTIONS
 Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. SemGroup charged us $44.8 million, $34.0 million and $13.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, for direct employee costs, including equity compensation and defined contribution plan benefits described in Note 10 and including prior year amounts related to WOT due to the change in reporting entity as a result of the acquisition described in Note 3. These expenses were recorded to operating expenses and to general and administrative expenses in our consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. The allocation of expenses is determined based on a transfer pricing analysis which is periodically updated. The most recent update occurred in December 2015.
SemGroup charged us $13.1 million, $10.7 million and $7.3 million during the years ended December 31, 2015, 2014 and 2013, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our consolidated statements of income.
Common control transactions
During 2015, we purchased WOT and Glass Mountain from SemGroup. During 2014 and 2013, we purchased interests in SCPL from SemGroup. See Note 3 for additional information.
NGL Energy Partners LP and subsidiaries
For the years ended December 31, 2015, 2014 and 2013, we generated revenues from NGL Energy in the amounts of $151.8 million, $400.3 million and $693.2 million, respectively. For the years ending December 31, 2015, 2014 and 2013, we made purchases of condensate from NGL Energy in the amounts of $138.1 million, $437.0 million and $669.4 million, respectively. We received reimbursements from NGL Energy for certain services in the amount of $56 thousand, $168 thousand and $182 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.
SemGas
We purchase condensate from SemGas, L.P. (“SemGas”), which is also a wholly-owned subsidiary of SemGroup. Our purchases from SemGas were $20.6 million, $37.9 million and $24.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
White Cliffs
We provide storage and management services to White Cliffs. We generated revenues from White Cliffs of $4.8 million, $2.9 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. We incurred $5.2

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

15.	RELATED PARTY TRANSACTIONS, Continued

million and $3.9 million of cost for the years ended December 31, 2015 and 2014, respectively, related to product purchases and transportation fees for shipments on the White Cliffs Pipeline.
Glass Mountain
We incurred $5.1 million and $0.8 million of cost for the years ended December 31, 2015 and 2014, respectively, related to product purchases and transportation fees for shipments on Glass Mountain's pipeline. We received $0.8 million and $0.5 million in fees from Glass Mountain for the year ended December 31, 2015 and 2014, respectively, related to support services associated with Glass Mountain's pipeline operations.
 Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel. Mr. Berman does not perform any legal services for us. We paid $27 thousand, $0.1 million and $0.4 million in legal fees and related expenses to this law firm during the years ended December 31, 2015, 2014 and 2013, respectively.
Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $3 thousand, $0.1 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on the unaudited consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2015, is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$134,693	$223,303	$241,086	$245,629	$844,711
Loss (gain) on disposal or impairment, net	152	(22)	27	10,100	10,257
Other operating costs and expenses	132,799	213,748	229,271	242,168	817,986
Total expenses	132,951	213,726	229,298	252,268	828,243
Earnings from equity method investment	20,864	17,683	17,115	20,693	76,355
Operating income	22,606	27,260	28,903	14,054	92,823
Other expenses, net	8,006	10,192	12,482	12,470	43,150
Net income	$14,600	$17,068	$16,421	$1,584	$49,673
Earnings per limited partner unit
Common unit (basic)	$0.28	$0.32	$0.29	$(0.10)	$0.79
Common unit (diluted)	$0.28	$0.32	$0.29	$(0.10)	$0.79

Summarized information on the consolidated net income of Rose Rock Midstream, L.P. for the quarters during the year ended December 31, 2014, recast to reflect the acquisition of WOT (Note 3) is shown below (in thousands) and includes all normal recurring adjustments that management considers necessary for fair presentation:

ROSE ROCK MIDSTREAM, L.P.
Notes to the Consolidated Financial Statements

16.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$292,514	$292,156	$376,856	$336,571	$1,298,097
Loss (gain) on disposal or impairment, net	(34)	(27)	291	89	319
Other operating costs and expenses	285,015	286,677	368,324	330,956	1,270,972
Total expenses	284,981	286,650	368,615	331,045	1,271,291
Earnings from equity method investments	11,080	12,291	16,289	17,718	57,378
Operating income	18,613	17,797	24,530	23,244	84,184
Other expenses, net	2,387	2,709	8,010	8,153	21,259
Net income	16,226	15,088	16,520	15,091	62,925
Less: net income attributable to noncontrolling interests	3,676	4,082	—	—	7,758
Net income attributable to Rose Rock Midstream, L.P.	$12,550	$11,006	$16,520	$15,091	$55,167
Earnings (loss) per limited partner unit
Common unit (basic)	$0.45	$0.41	$0.50	$0.34	$1.69
Common unit (diluted)	$0.45	$0.41	$0.50	$0.34	$1.69
Subordinated unit (basic and diluted)	$0.45	$0.37	$0.50	$0.34	$1.66
Class A unit (basic and diluted)	$(0.05)	$(0.25)	$(0.07)	$0.34	$0.06

Index to Exhibits
The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K, filed with the Commission on June 23, 2014).

2.2
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K/A, filed with the Commission on March 25, 2015).

3.1
Certificate of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Registrant’s registration statement on Form S-1 (the “Form S-1”), filed with the Commission on August 12, 2011).

3.2
Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2011).

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. and the Purchasers identified therein (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the Commission on January 14, 2013).

3.4
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P., dated as of December 14, 2011, as amended by Amendment No. 1 thereto dated January 11, 2013 (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the Commission on December 16, 2013).

3.5	Certificate of Formation of Rose Rock Midstream GP, LLC (filed as Exhibit 3.4 to the Form S-1, filed with the Commission on August 12, 2011).
3.6
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2011).

4.1
Indenture (and Form of 5.625% Senior Note due 2022 attached as Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K, filed with the Commission on July 2, 2014).

4.2
Indenture (and Form of 5.625% Senior Note due 2023 attached as Exhibit A thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K, filed with the Commission on May 18, 2015).

4.3
Registration Rights Agreement, dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., the Guarantors signatory thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to the Registrant's current report on Form 8-K, filed with the Commission on May 18, 2015).

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

10.3
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and the Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Commission on September 26, 2013).

10.4
Third Amendment to the Credit Agreement, dated as of December 10, 2013, by and among Rose Rock Midstream, L.P., as borrower, the guarantors named therein, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to Registrant's current report on Form 8-K, filed with the Commission on December 16, 2013).

10.5
Contribution, Conveyance and Assumption Agreement, dated November 29, 2011, by and among SemGroup Corporation, certain subsidiaries of SemGroup Corporation and Rose Rock Midstream, L.P. (filed as Exhibit 10.2 to the Registrant's Form S-1, filed with the Commission on December 1, 2011).

10.6*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 14, 2011).
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
10.6.4*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.4.4 to the Registrant's annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013).

10.6.5*
Form of Restricted Unit Award Agreement (Directors) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.4.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013).

10.7
Omnibus Agreement dated as of December 14, 2011, among the Registrant, SemGroup Corporation and Rose Rock Midstream GP, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the Commission on December 20, 2011).

10.8*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan (filed as Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 8, 2014).

10.9*
Rose Rock Midstream GP, LLC Board of Directors Compensation Plan, effective as of December 1, 2015 (filed as Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 7, 2015).

10.10*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the Commission on March 12, 2014).

10.11
Purchase Agreement, dated May 11, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (filed as Exhibit 1.1 to the Registrant's current report on Form 8-K filed with the Commission on May 13, 2015).

10.12
Equity Distribution Agreement, dated May 12, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Midstream GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.2 to the Registrant's current report on Form 8-K filed with the Commission on May 13, 2015).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.