Form 10-Q
period 2016-03-31
Rose Rock Midstream, L.P.
filed 2016-05-06
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At April 30, 2016, there were 36,837,758 common units outstanding.

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
_______________________________________________________________________________________
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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,672	$9,059
Accounts receivable (net of allowance of $295 and $257 at March 31, 2016 and December 31, 2015, respectively)	214,806	240,606
Receivable from affiliates	3,343	5,944
Inventories	57,075	59,121
Other current assets	4,578	4,884
Total current assets	290,474	319,614
Property, plant and equipment (net of accumulated depreciation of $130,758 and $123,394 at March 31, 2016 and December 31, 2015, respectively)	443,415	441,596
Equity method investments	433,572	438,291
Goodwill	26,628	26,628
Other intangible assets (net of accumulated amortization of $1,914 and $1,443 at March 31, 2016 and December 31, 2015, respectively)	15,096	15,567
Other noncurrent assets, net	3,652	3,894
Total assets	$1,212,837	$1,245,590
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$193,885	$243,548
Payable to affiliates	11,600	12,995
Accrued liabilities	20,243	22,240
Other current liabilities	3,436	4,246
Total current liabilities	229,164	283,029
Long-term debt, net	756,921	732,356
Commitments and contingencies (Note 7)
Partners’ capital:
Common units – public (16,126,020 and 16,094,260 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	79,534	80,829
Common units – SemGroup (20,704,418 units issued and outstanding at March 31, 2016 and December 31, 2015)	137,384	139,470
General partner	9,834	9,906
Total partners' capital	226,752	230,205
Total liabilities and partners' capital	$1,212,837	$1,245,590
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended March 31,
	2016	2015
Revenues, including revenues from affiliates (Note 10):
Product	$176,622	$106,567
Service	27,329	28,126
Total revenues	203,951	134,693
Expenses, including expenses from affiliates (Note 10):
Costs of products sold, exclusive of depreciation and amortization	151,391	96,237
Operating	21,407	20,799
General and administrative	4,900	5,620
Depreciation and amortization	7,893	10,143
Loss on disposal of long-lived assets, net	294	152
Total expenses	185,885	132,951
Earnings from equity method investments	20,839	20,864
Operating income	38,905	22,606
Interest expense	12,437	8,006
Net income	$26,468	$14,600
Net income allocated to general partner	$5,868	$4,742
Net income allocated to common unitholders	$20,600	$9,858
Net income per limited partner unit:
Common unit (basic)	$0.56	$0.28
Common unit (diluted)	$0.56	$0.28
Basic weighted average number of limited partner units outstanding:
Common units	36,809	34,804
Diluted weighted average number of limited partner units outstanding:
Common units	36,835	34,847
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$26,468	$14,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,893	10,143
Loss on disposal of long-lived assets, net	294	152
Amortization of debt issuance costs	831	527
Provision for uncollectible accounts receivable	38	—
Inventory valuation adjustment	—	1,187
Non-cash equity compensation	365	298
Net unrealized loss (gain) related to derivative instruments	(4,548)	2,531
Earnings from equity method investments	(20,839)	(20,864)
Cash distributions from equity method investments	20,839	20,864
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	25,762	36,034
Decrease (increase) in receivable from affiliates	2,601	2,065
Decrease (increase) in inventories	2,046	(30,145)
Decrease (increase) in other current assets	4,499	(1,579)
Increase (decrease) in accounts payable and accrued liabilities	(50,324)	(41,237)
Increase (decrease) in payable to affiliates	(1,395)	(1,646)
Net cash provided by (used in) operating activities	14,530	(7,070)
Cash flows from investing activities:
Capital expenditures	(11,186)	(15,431)
Proceeds from sale of long-lived assets	—	86
Contributions to equity method investments	(1,355)	(15,182)
Acquisitions	—	(205,071)
Distributions from equity investments in excess of equity in earnings	6,074	5,201
Net cash used in investing activities	(6,467)	(230,397)
Cash flows from financing activities:
Borrowings on revolving credit facility	83,500	312,000
Principal payments on revolving credit facility	(59,500)	(83,000)
Principal payments on capital lease obligations	(11)	(12)
Proceeds from common L.P. unit issuance, net of offering costs	—	89,119
Cash consideration in excess of historical cost of acquisitions from SemGroup	—	(46,264)
Cash distributions to partners	(30,439)	(24,678)
Net cash provided by (used in) financing activities	(6,450)	247,165
Net increase in cash and cash equivalents	1,613	9,698
Cash and cash equivalents at beginning of period	9,059	3,625
Cash and cash equivalents at end of period	$10,672	$13,323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The condensed consolidated balance sheet at December 31, 2015, which is derived from audited financial statements and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the SEC. These condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Partnership and the results of its operations and its cash flows. All significant transactions between Rose Rock Midstream, L.P. and its consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. GAAP. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
Our significant accounting policies are consistent with those described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting'', which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. The new guidance shall be applied using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. We will adopt this guidance in the first quarter of 2019.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value

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
On April 7, 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards are effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance has been applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2016. The impact was not material. For presentation purposes, $12.2 million of debt issuance costs which had previously been reported as other noncurrent assets were reclassified as a reduction of long-term debt on the December 31, 2015 balance sheet. Capitalized loan fees related to our revolving credit facility continue to be presented as other noncurrent assets.
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
The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which amended the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10 which amended certain aspects of the guidance related to identifying performance obligations and licensing implementation within ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.

2.	EQUITY METHOD INVESTMENTS
Under the equity method, we do not report the individual assets and liabilities of our investees. Instead, our membership interests are reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
Our equity method investments consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
White Cliffs Pipeline, L.L.C.	$293,811	$297,109
Glass Mountain Pipeline, LLC	139,761	141,182
Total equity method investments	$433,572	$438,291

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    EQUITY METHOD INVESTMENTS, Continued

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
White Cliffs Pipeline, L.L.C.	$19,780	$19,090
Glass Mountain Pipeline, LLC	1,059	1,774
Total earnings from equity method investments	$20,839	$20,864
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
White Cliffs Pipeline, L.L.C.	$24,098	$24,154
Glass Mountain Pipeline, LLC	2,815	1,911
Total cash distributions received from equity method investments	$26,913	$26,065
White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months ended March 31, 2016 and 2015 is shown below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$58,056	$54,614
Operating, general and administrative expenses	$9,852	$8,353
Depreciation and amortization expense	$8,963	$8,538
Net income	$39,247	$37,723
Our equity in earnings of White Cliffs for the three months ended March 31, 2016 and 2015 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.5 million and $0.3 million of such general and administrative expense for the three months ended March 31, 2016 and 2015, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the three months ended March 31, 2016, we contributed $0.5 million for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions are expected to total approximately $1.7 million. The project is expected to be completed during the first half of 2016.
Glass Mountain Pipeline, LLC
As discussed in Note 3, on February 13, 2015, our Transportation segment acquired Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"). The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at March 31, 2016. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain summarized unaudited income statement information of Glass Mountain for the three months ended March 31, 2016 and 2015 is shown below (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended March 31,
	2016	2015
Revenues	$8,572	$11,121
Cost of sales	$565	$1,982
Operating, general and administrative expenses	$1,845	$1,438
Depreciation and amortization expense	$3,936	$4,044
Net income	$2,225	$3,655
Our equity in earnings of Glass Mountain for the three months ended March 31, 2016 and 2015 is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the three months ended March 31, 2016, we contributed $0.3 million to Glass Mountain related to capital projects.

3.	ACQUISITIONS

On February 13, 2015, we acquired the Wattenberg Oil Trunkline ("WOT") and a 50% interest in Glass Mountain, from SemGroup in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units, and (iii) an increase of the capital account of our general partner and a related issuance of general partner interest, to allow our general partner to maintain its 2% general partner interest in us. The WOT is a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to White Cliffs' pipeline. It has a capacity of approximately 85,000 barrels per day. Glass Mountain owns a 215-mile crude oil pipeline in western and north central Oklahoma that is operated by Rose Rock.
The cash consideration was funded through a borrowing under our credit facility and the issuance and sale of 2.3 million common units in an underwritten public offering. As the transaction was between entities under common control, we recorded the acquired assets and liabilities based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of our general and limited partners on a pro-rata basis.
The acquisition is reflected in our results as of January 1, 2015, which was the agreed upon date of transfer between SemGroup and Rose Rock. The difference between accounting for the transfer on January 1, 2015 versus the closing date of the transaction, February 13, 2015, is not significant to our financial results.

4.	SEGMENTS

During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the Partnership to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting reportable segments.
Our segments are organized by our key revenue generating activities. Our Transportation segment includes revenue generated through fees charged for the physical movement of crude oil utilizing our truck and pipeline assets. Our Facilities segment includes revenue generated through crude oil storage fees, truck unloading fees and other ancillary activities related to our facilities. Our Supply and Logistics segment includes revenue generated through the marketing of crude oil and includes related derivative activity. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Partnership.
Current year activity includes intersegment revenues generated by our Transportation and Facilities segments for services provided to our Supply and Logistics segment. With the exception of intersegment trucking revenues, these intersegment charges did not exist in the prior year. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Three Months Ended March 31, 2016
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated
Revenues:
External	$17,196	$10,133	$176,622	$—	$203,951
Intersegment	7,213	2,746	—	(9,959)	—
Total revenues	$24,409	$12,879	$176,622	$(9,959)	$203,951
Depreciation and amortization	$5,859	$1,884	$40	$110	$7,893
Earnings from equity method investment	$20,839	$—	$—	$—	$20,839
Segment profit (1)	$25,592	$9,587	$9,093	$(2,022)	$42,250
Total assets at March 31, 2016 (excluding intersegment receivables)	$740,307	$152,361	$297,163	$23,006	$1,212,837
Equity investments at March 31, 2016	$433,572	$—	$—	$—	$433,572

	Three Months Ended March 31, 2015
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated
Revenues:
External	$20,327	$11,405	$102,961	$—	$134,693
Intersegment	3,721	—	—	(3,721)	—
Total revenues	$24,048	$11,405	$102,961	$(3,721)	$134,693
Depreciation and amortization	$8,618	$1,369	$39	$117	$10,143
Earnings from equity method investment	$20,864	$—	$—	$—	$20,864
Segment profit (1)	$24,524	$8,402	$5,181	$(2,827)	$35,280
Total assets at December 31, 2015 (excluding intersegment receivables)	$745,612	$155,186	$328,419	$16,373	$1,245,590
Equity investments at December 31, 2015	$438,291	$—	$—	$—	$438,291
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

	Three Months Ended March 31,
Reconciliation of segment profit to net income:	2016	2015
Total segment profit	$42,250	$35,280
Less:
Net unrealized loss (gain) related to derivative instruments	(4,548)	2,531
Depreciation and amortization	7,893	10,143
Interest expense	12,437	8,006
Net income	$26,468	$14,600

5.	FINANCIAL INSTRUMENTS
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$6,041	$(1,832)	$4,209	$131	$(131)	$—
Liabilities	$1,832	$(1,832)	$—	$470	$(131)	$339
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2016, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months ended March 31, 2016 and 2015. As such, no rollforward of Level 3 activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended March 31,
	2016	2015
Sales	10,420	5,731
Purchases	10,510	5,905
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

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$4,209	$—	$—	$339

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin accounts were in a net liability position as of March 31, 2016 of $1.0 million. At December 31, 2015, our margin deposit balance was $2.9 million. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of March 31, 2016 and December 31, 2015, we would have had net asset positions of $3.2 million and $2.6 million, respectively.
Realized and unrealized losses from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2016	2015
Commodity contracts	$3,354	$(644)
Concentrations of risk
During the three months ended March 31, 2016, one third-party customer of our Supply and Logistics segment accounted for approximately 55% of our consolidated revenue. We purchased approximately $47.0 million of product from two third-party suppliers, which represented approximately 31% of our costs of products sold.
At March 31, 2016, two third-party customers, primarily of our Supply and Logistics segment, accounted for 46% of our total accounts receivable.

6.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
5.625% senior unsecured notes due 2022	$400,000	$400,000
Unamortized debt issuance costs on 2022 notes	(6,709)	(6,975)
5.625% senior unsecured notes due 2022, net	393,291	393,025

5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on 2023 notes	(5,317)	(5,455)
Unamortized debt issuance costs on 2023 notes	(5,098)	(5,266)
5.625% senior unsecured notes due 2023, net	339,585	339,279

Revolving credit facility	24,000	—
Capital leases	72	83
Total long-term debt, net	756,948	732,387
Less: current portion of long-term debt	27	31
Noncurrent portion of long-term debt, net	$756,921	$732,356
Senior unsecured notes due 2022
At March 31, 2016, we had $400 million of 5.625% senior unsecured notes due 2022 outstanding ("2022 Notes"). Rose Rock and Rose Rock Finance Corporation ("Finance Corp.") are co-issuers of the 2022 Notes. For the three months ended March 31, 2016 and 2015, we incurred $5.9 million and $5.8 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

Senior unsecured notes due 2023
At March 31, 2016, we had $350 million of 5.625% senior unsecured notes due 2023 (the “2023 Notes”), which were issued on May 14, 2015. Rose Rock and Finance Corp. are co-issuers of the 2023 Notes. For the three months ended March 31, 2016, we incurred $5.2 million of interest expense related to these notes, including amortization of debt issuance costs and discount.
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
Revolving credit facility
At March 31, 2016, we had $24.0 million of outstanding borrowings on our $585 million revolving credit facility, which incurred interest at the alternate base rate ("ABR") plus an applicable margin. At March 31, 2016, the interest rate in effect on ABR borrowings was 5.0%.
We had $33.4 million in outstanding letters of credit at March 31, 2016, and the rate per annum was 2.50%.
At March 31, 2016, we had $33.5 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.
We incurred $1.5 million and $2.3 million of interest expense related to this facility during the three months ended March 31, 2016 and 2015, respectively, including amortization of debt issuance costs.
Fair value
We estimate the fair value of our 2022 Notes and 2023 Notes to be $270 million and $228 million, respectively, at March 31, 2016, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at March 31, 2016, and is categorized as a Level 2 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at March 31, 2016.

7.	COMMITMENTS AND CONTINGENCIES
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

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
The Kansas Department of Health and Environment ("KDHE") initiated discussions during SemGroup’s bankruptcy proceeding regarding five of our sites in Kansas that the KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. All five sites were initially investigated in 2011 and 2012. One site was issued a closure letter by the KDHE in 2012.   The remaining four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, LP and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. Rose Rock does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
We received a Notice of Probable Violation and Civil Penalty dated March 29, 2016 from the U.S. Department of Transportation (the “Notice”) for alleged violations of pipeline operation and maintenance regulations related to a 2014 crude oil release that occurred on our Blackwell to See pipeline segment located in Oklahoma.  This pipeline segment was idled in March 2016 when we initiated service on our new pipeline segment that transports Kansas crude volumes to our Cushing, Oklahoma terminal.  The Notice proposes a penalty of $600,200. We responded to the Notice in April 2016 with information that we believe warrants reduction of the amount of the proposed penalty.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated and the trial will be held in the District Court, 293rd Judicial District, Zavala County, Texas.  The trial for cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement LLC, et al., was set to begin on April 12, 2016, and has been postponed to June 13, 2016. Mediation including all parties is scheduled for the second week of May 2016. Although the plaintiffs currently claim total damages in an amount in excess of our insurance coverage, we believe that any liability that may arise from this action will be within the limits covered by our insurance.  We will continue to defend our position, however we cannot predict the outcome.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2016, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,459	$86,203
Fixed price sales	3,613	$128,923
Floating price purchases	15,214	$579,964
Floating price sales	16,528	$640,222
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement, generally 30 to 120 days.
We have a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
See Note 2 for capital contribution requirements related to the White Cliffs expansion.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2015 to March 31, 2016 (in thousands):

	Common Units - Public	Common Units - SemGroup	General Partner Interest	Total Partners' Capital
Balance at December 31, 2015	$80,829	$139,470	$9,906	$230,205
Net income	9,020	11,580	5,868	26,468
Unvested distribution equivalent rights	153	—	—	153
Cash distributions to partners	(10,833)	(13,666)	(5,940)	(30,439)
Non-cash equity compensation	365	—	—	365
Balance at March 31, 2016	$79,534	$137,384	$9,834	$226,752

The following table shows the cash distributions paid or declared per common unit during 2016 and 2015:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 31, 2015	February 2, 2016	February 12, 2016	$0.6600
March 31, 2016	May 3, 2016	May 13, 2016	$0.6600
Equity incentive plan
We granted 110,454 restricted unit awards during the three months ended March 31, 2016, with a weighted average grant date fair value of $9.50. At March 31, 2016, there were 178,752 unvested restricted unit awards that have been granted pursuant to our equity incentive plan. During the three months ended March 31, 2016, 31,893 restricted unit awards vested of which 133 were withheld to satisfy tax withholding obligations. The cost associated with the withheld awards is reflected in the condensed consolidated financial statements as a cash distribution to common public unitholders.
The holders of these restricted unit awards are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The UUDs will be settled in cash upon vesting. At March 31, 2016, the value of these UUDs related to unvested restricted units was approximately $228 thousand.

9.	EARNINGS PER LIMITED PARTNER UNIT
Net income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations, such as incentive distributions that are allocated to the general partner. Distributions pertaining to the current period are based on available cash as defined by our partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings.
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	EARNINGS PER LIMITED PARTNER UNIT, Continued

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Rose Rock Midstream, L.P.	$26,468	$14,600
Less: General partner's incentive distribution earned	5,339	4,450
Less: General partner's 2.0% ownership	529	292
Net income allocated to limited partners	$20,600	$9,858

Basic weighted average number of common units outstanding	36,809	34,804
Effect of non-vested restricted units	26	43
Diluted weighted average number of common units outstanding	36,835	34,847
Net income per limited partner unit:
Common unit (basic)	$0.56	$0.28
Common unit (diluted)	$0.56	$0.28

10.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. Allocations are based on the actual costs of employees operating Rose Rock, including employees added through growth and acquisitions. SemGroup charged us $11.4 million and $10.3 million during the three months ended March 31, 2016 and 2015, respectively, for direct employee costs. These expenses were recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $3.4 million and $2.7 million during the three months ended March 31, 2016 and 2015, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
NGL Energy Partners LP
SemGroup holds limited partner common units and general partner ownership interests in NGL Energy Partners LP ("NGL Energy"). We generated revenues from NGL Energy of $8.5 million and $42.4 million for the three months ended March 31, 2016 and 2015, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $6.8 million and $35.2 million for the three months ended March 31, 2016 and 2015, respectively. We received reimbursements from NGL Energy for support services in the amount of $42.0 thousand for the three months ended March 31, 2015. We received no reimbursements from NGL Energy for support services for the three months ended March 31, 2016.
SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. ("SemGas"), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $2.7 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $1.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. We incurred $2.5 million and $0.7 million of costs for the three

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

10.	RELATED PARTY TRANSACTIONS, Continued

months months ended March 31, 2016 and 2015, respectively, related to transportation fees for shipments on the White Cliffs Pipeline. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended March 31, 2016 and March 31, 2015, respectively.
Glass Mountain
We incurred $1.9 million and $0.5 million of costs for the three months ended March 31, 2016 and 2015, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three months ended March 31, 2016 and 2015, respectively, related to support services associated with Glass Mountain's pipeline operations. We made purchases of crude oil of $0.4 million and $1.5 million from Glass Mountain during the three months ended March 31, 2016 and 2015, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, our general partner's Vice President and General Counsel. Mr. Berman does not perform any legal services for us. We paid $59.0 thousand in legal fees and related expenses to this law firm during the three months ended March 31, 2016. No fees were paid to this law firm for the three months ended March 31, 2015.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

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
Other supplemental disclosures
We paid cash interest of $12.3 million and $14.2 million for the three months ended March 31, 2016 and 2015, respectively.
We accrued $0.7 million and $5.1 million for purchases of property, plant and equipment for the three months ended March 31, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC").
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
Outlook and Recent Developments
We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Fee-based and take-or-pay arrangements are a significant component of our portfolio, which serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which will reduce our volumes. The credit profiles and financial prospects of certain of our producer customers are increasingly challenged by the current market conditions, which ultimately may result in further reductions of our volumes, or in re-negotiation of certain contractual provisions affecting our revenues. Such reductions, as well as further or prolonged declines in energy commodity prices, may result in non-cash impairments of our assets.
Our Business Segments
During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the Partnership to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting operating segments.
Our segments are organized by our key revenue generating activities. Our Transportation segment includes revenue generated through fees charged for the physical movement of crude oil utilizing our truck and pipeline assets. Our Facilities segment includes revenue generated through crude oil storage fees, truck unloading fees and other ancillary activities related to our facilities. Our Supply and Logistics segment includes revenue generated through the marketing and blending of crude oil and includes related derivative activity.
For certain financial information for each segment, refer to Note 4 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Property, Plant and Equipment
We own and operate all of our assets. At March 31, 2016 our reportable segments' assets include the following:

•	Transportation operates crude oil pipelines and truck transportation businesses. Transportation's assets include:

◦
a 400-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

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

◦
a 51% interest in White Cliffs. White Cliffs owns a pipeline system consisting of two 527-mile parallel lines that transport crude oil from Platteville, Colorado in the DJ Basin to Cushing, Oklahoma (the "White Cliffs Pipeline"), which we operate. The White Cliffs Pipeline recently underwent an expansion project which increased the capacity from approximately 150,000 barrels per day to approximately 215,000 barrels per day; and

◦
a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"). Glass Mountain owns a 215-mile pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline"), which we operate. It has capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage.

•	Facilities operates crude oil storage and terminal businesses. Facilities' assets include:

◦
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.25 million barrels are leased to customers and 1.35 million barrels are used for crude oil operations and marketing activities; and

◦	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

•	Supply and Logistics operates a crude oil marketing business which utilizes our Transportation and Facilities assets for marketing purposes. Additionally, Supply and Logistics includes:

◦	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

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
See "—Non-GAAP Financial Measures."

Contracted Storage Capacity and Transportation, Marketing and Unloading Volumes
In our Cushing storage operations, we charge our customers a fee for storage capacity provided, regardless of actual usage. On our Kansas and Oklahoma system, in our Bakken Shale operations and through our trucking fleet operations, we provide transportation services on a fee basis. The Adjusted gross margin we generate is dependent on the volume of crude oil transported. We refer to these volumes as transportation volumes. Similarly, on our Kansas and Oklahoma system, and through our Bakken Shale operations, we conduct marketing activities involving the purchase and sale of crude oil or related derivative contracts. We refer to the crude oil volumes purchased and sold in our marketing operations as Supply and Logistics volumes. Finally, at our Platteville truck unloading facility, we charge our customers a fee based on the volumes unloaded. We refer to these as unloading volumes.

Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months ended March 31, 2016 and 2015 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended March 31,
(in thousands, except per unit and operating data)	2016	2015
Statements of income data:
Revenues, including revenues from affiliates:
Product	$176,622	$106,567
Service	27,329	28,126
Total revenues	203,951	134,693
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	151,391	96,237
Operating	21,407	20,799
General and administrative	4,900	5,620
Depreciation and amortization	7,893	10,143
Loss on disposal of long-lived assets, net	294	152
Total expenses	185,885	132,951
Earnings from equity method investments	20,839	20,864
Operating income	38,905	22,606
Interest expense	12,437	8,006
Net income	$26,468	$14,600
Net income per limited partner unit:
Common unit (basic)	$0.56	$0.28
Common unit (diluted)	$0.56	$0.28
Distributions paid per common unit	$0.66	$0.62

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$14,530	$(7,070)
Investing activities	$(6,467)	$(230,397)
Financing activities	$(6,450)	$247,165

Other financial data:
Adjusted gross margin	$48,012	$40,987
Adjusted EBITDA	$49,021	$42,118
Capital expenditures	$11,186	$15,431
Acquisitions	$—	$205,071
Contributions to equity method investments	$1,355	$15,182

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.6
Percent of Cushing storage capacity contracted to third parties (as of period end)	82%	86%
Supply and Logistics volumes (average Bpd)(1)	210,000	125,600
Unloading/Platteville volumes (average Bpd)(1)	39,700	71,400
Transportation volumes (average Bpd)(1)	196,200	187,800
White Cliffs Pipeline 100% (average Bpd)	142,300	139,200
Glass Mountain Pipeline 100% (average Bpd)	58,900	64,900
(1) Current year volumes include intersegment volumes. Prior year volumes have been recast to include intersegment volumes, where applicable, for comparability.

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
Management compensates for the limitation of Adjusted gross margin and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin and Adjusted EBITDA, on the one hand, and operating income, net income and net cash provided by (used in) operating activities, on the other hand, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.
The following tables present a reconciliation of: (i) operating income to Adjusted gross margin, and (ii) net income and net cash provided by (used in) operating activities to Adjusted EBITDA, the most directly comparable GAAP financial measures for each of the periods indicated.

	Three Months Ended March 31,
(Unaudited; in thousands)	2016	2015
Reconciliation of operating income to Adjusted gross margin:

Operating income	$38,905	$22,606
Add:
Operating expense	21,407	20,799
General and administrative expense	4,900	5,620
Depreciation and amortization expense	7,893	10,143
Loss on disposal or impairment, net	294	152
Less:
Earnings from equity method investments	20,839	20,864
Non-cash unrealized gain (loss) on derivatives, net	4,548	(2,531)
Adjusted gross margin	$48,012	$40,987

	Three Months Ended March 31,
(Unaudited; in thousands)	2016	2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$26,468	$14,600
Add:
Interest expense	12,437	8,006
Depreciation and amortization expense	7,893	10,143
Cash distributions from equity method investments	26,913	26,065
Inventory valuation adjustment	—	1,187
Non-cash equity compensation	365	298
Loss on disposal of long-lived assets, net	294	152
Provision for uncollectible accounts receivable	38	—
Less:
Earnings from equity method investments	20,839	20,864
Impact from derivative instruments:
Total gain (loss) on derivatives, net	3,354	(644)
Total realized loss (gain) (cash flow) on derivatives, net	1,194	(1,887)
Non-cash unrealized gain (loss) on derivatives, net	4,548	(2,531)
Adjusted EBITDA	$49,021	$42,118

	Three Months Ended March 31,
(Unaudited; in thousands)	2016	2015
Reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$14,530	$(7,070)
Less:
Changes in operating assets and liabilities, net	(16,811)	(36,508)
Add:
Interest expense, excluding amortization of debt issuance costs	11,606	7,479
Distributions from equity investments in excess of equity in earnings	6,074	5,201
Adjusted EBITDA	$49,021	$42,118

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
	2016	2015
Revenue
Product	$176,622	$106,567
Service	27,329	28,126
Total revenues	203,951	134,693
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	151,391	96,237
Operating	21,407	20,799
General and administrative	4,900	5,620
Depreciation and amortization	7,893	10,143
Loss on disposal of long-lived assets, net	294	152
Total expenses	185,885	132,951
Earnings from equity method investment	20,839	20,864
Operating income	38,905	22,606
Interest expense	12,437	8,006
Net income	$26,468	$14,600
Net income per common unit (basic)	$0.56	$0.28
Net income per common unit (diluted)	$0.56	$0.28

Results of Operations by Reporting Segment

Transportation

	Three Months Ended March 31,
	2016	2015
Revenue:
Pipeline transportation	$8,075	$7,780
Truck transportation	16,334	16,268
Total revenue	24,409	24,048
Expenses:
Operating	18,451	18,328
General and administrative	1,138	1,905
Depreciation and amortization	5,859	8,618
Loss on disposal of long-lived assets, net	67	155
Total expenses	25,515	29,006
Earnings from equity method investments	20,839	20,864
Operating income	$19,733	$15,906

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services which are included in service revenue in our unaudited condensed consolidated statements of income. As there is no cost of sales or derivative activity associated with our Transportation revenue, Adjusted gross margin is equivalent to revenue for this segment. This segment's prior year revenue included product revenue related to certain commodity purchase and sales activity performed around our pipelines. In the current year, these product revenues are reflected in the Supply and Logistics segment and have been replaced in the Transportation segment with intersegment transportation fees which have been charged to Supply and Logistics and which are also reported as service revenue. With the exception of intersegment truck transportation charges, these intersegment charges did not exist in the prior year.
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Revenue
Pipeline transportation revenue increased to $8.1 million in the three months ended March 31, 2016, from $7.8 million in the three months ended March 31, 2015. The extension of WOT in early 2015 resulted in an additional $1.5 million due to higher volumes. This increase was partially offset by decreases in fixed margin activity, which is now reported with other product revenues in the Supply and Logistics segment and was replaced in the Transportation segment with intersegment usage fees. Beginning January 2016, Transportation is charging Supply and Logistics to move barrels through the pipeline system.
Truck transportation revenue remained consistent with the prior year.
Operating expense
Operating expenses increased in the three months ended March 31, 2016, to $18.5 million from $18.3 million in the three months ended March 31, 2015. The increase included higher employment costs of $0.9 million, field expense of $0.9 million, insurance and taxes of $0.7 million and rent expense of $0.1 million. These costs were partially offset with reductions in maintenance and repair expense, outside services and office expense of $1.6 million, $0.6 million and $0.2 million, respectively.
General and administrative expense
General and administrative expense decreased to $1.1 million for the three months ended March 31, 2016, from $1.9 million for the three months ended March 31, 2015, as a result of a reduction in overhead allocations.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three months ended March 31, 2016, to $5.9 million from $8.6 million for the three months ended March 31, 2015. Approximately $3.2 million of the decrease in depreciation expense is due to prior year expense related to the revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. Project completions increased depreciation expense by $0.3 million. Amortization expense related to customer relationship intangible assets of our truck transportation operations increased by $0.2 million.
Earnings from equity method investments
Earnings from our equity method investments remained relatively constant at $20.8 million for the three months ended March 31, 2016 compared to $20.9 million for the three months ended March 31, 2015.

Facilities

	Three Months Ended March 31,
	2016	2015
Revenue	$12,879	$11,405
Expenses:
Operating	2,118	2,271
General and administrative	1,174	732
Depreciation and amortization	1,884	1,369
Total expenses	5,176	4,372
Operating income	$7,703	$7,033

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services. Revenues from fee-based services are included in service revenue in our unaudited condensed consolidated statements of income. As there is no cost of sales or derivative activity associated with our Facilities revenue, Adjusted gross margin is equivalent to revenue for this segment.

Three months ended March 31, 2016 vs. three months ended March 31, 2015
Revenue
Facilities revenue increased to $12.9 million in the three months ended March 31, 2016, from $11.4 million in the three months ended March 31, 2015. Effective January 2016, Facilities began charging Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pumpover activity of $1.5 million, the addition of intersegment storage of $1.1 million and intersegment unloading activity of $0.1 million. Third party pumpover also increased $0.2 million. The increase due to intersegment charges was partially offset by a reduction in third-party unloading revenue of $0.9 million and third-party storage revenue of $0.5 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million from 1.1 million barrels.
Operating expense
Operating expenses remained relatively constant in the three months ended March 31, 2016, at $2.1 million compared to $2.3 million in the three months ended March 31, 2015. The decrease was primarily due to a reduction in intercompany expense and field expense of $0.6 million and $0.2 million, respectively, offset by an increase in compensation expense of $0.6 million.
General and administrative expense
General and administrative expense increased to $1.2 million for the three months ended March 31, 2016, from $0.7 million for the three months ended March 31, 2015. This increase was due to higher overhead expense allocations.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended March 31, 2016, to $1.9 million from $1.4 million for the three months ended March 31, 2015. The increase was primarily due to incremental expense due to project completions between periods.

Supply and Logistics

	Three Months Ended March 31,
	2016	2015
Revenue:	$176,622	$102,961
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	161,350	99,958
Operating	838	193
General and administrative	566	163
Depreciation and amortization	40	39
Loss (gain) on disposal of long-lived assets, net	227	(3)
Total expenses	163,021	100,350
Operating income	$13,601	$2,611

Adjusted Gross Margin
Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our unaudited condensed consolidated statements of income.
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Three Months Ended March 31,
	2016	2015
Revenues	$176,622	$102,961
Less: Costs of products sold, exclusive of depreciation	161,350	99,958
Less: Unrealized gain (loss) on derivatives, net	4,548	(2,531)
Adjusted gross margin	$10,724	$5,534

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income	$13,601	$2,611
Add:
Operating expense	838	193
General and administrative expense	566	163
Depreciation and amortization expense	40	39
Loss (gain) on disposal of long-lived assets, net	227	(3)
Less:
Unrealized gain (loss) on derivatives, net	4,548	(2,531)
Adjusted gross margin	$10,724	$5,534
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Revenue
Revenue increased in the three months ended March 31, 2016, to $176.6 million from $103.0 million in the three months ended March 31, 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross product revenue	$632,689	$575,746
Nonmonetary transaction adjustment	(460,615)	(470,254)
Unrealized gain (loss) on derivatives, net	4,548	(2,531)
Product revenue	$176,622	$102,961
Gross product revenue increased in the three months ended March 31, 2016, to $632.7 million from $575.7 million in the three months ended March 31, 2015. The increase was primarily due to an increase in the volume sold to 19.6 million barrels at an average sales price of $32 per barrel in the three months ended March 31, 2016, compared to volume sold of 11.3 million barrels at an average sales price of $51 per barrel in the three months ended March 31, 2015.
Gross product revenue was reduced by $460.6 million and $470.3 million in the three months ended March 31, 2016 and 2015, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold increased in the three months ended March 31, 2016, to $161.4 million (including $10.0 million intersegment charges) from $100.0 million in the three months ended March 31, 2015 (including $3.7 million intersegment charges). Costs of products sold reflected reductions of $460.6 million and $470.3 million in the three months ended March 31, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $32 in the three months ended March 31, 2016, from $50 in the three months ended March 31, 2015.
Adjusted Gross Margin
Adjusted gross margin increased in the three months ended March 31, 2016, to $10.7 million from $5.5 million in the three months ended March 31, 2015. The increase was primarily due to an increase in barrels sold, as described above, and a higher spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel increased to approximately $0.55 in the three months ended March 31, 2016, from approximately $0.49 in the three months ended March 31, 2015. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
Operating expense
Operating expenses increased for the three months ended March 31, 2016, to $0.8 million from $0.2 million for the three months ended March 31, 2015. The increase is due to higher employment costs of $0.5 million and outside services of $0.1 million.
General and administrative expense
General and administrative expense increased to $0.6 million for the three months ended March 31, 2016, from $0.2 million for the three months ended March 31, 2015. This increase is due to additional overhead allocation.
Loss (gain) on disposal of long-lived assets, net
Loss on disposal of long-lived assets of $227 thousand for the three months ended March 31, 2016, was primarily due to a write-down of capitalized line fill taken out of service.

Corporate and Other

	Three Months Ended March 31,
	2016	2015
Revenue	$(9,959)	$(3,721)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(9,959)	(3,721)
Operating	—	7
General and administrative	2,022	2,820
Depreciation and amortization	110	117
Total expenses	(7,827)	(777)
Operating loss	$(2,132)	$(2,944)

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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in):
Operating activities	$14,530	$(7,070)
Investing activities	(6,467)	(230,397)
Financing activities	(6,450)	247,165
Change in cash and cash equivalents	1,613	9,698
Cash and cash equivalents at beginning of period	9,059	3,625
Cash and cash equivalents at end of period	$10,672	$13,323
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$26,468	$14,600
Non-cash expenses, net	4,873	14,838
Changes in operating assets and liabilities, net	(16,811)	(36,508)
Net cash flows provided by (used in) operating activities	$14,530	$(7,070)
For the three months ended March 31, 2016, we experienced operating cash inflows of $14.5 million. Net income of $26.5 million included $4.9 million of non-cash expenses, comprised primarily of depreciation and amortization of $7.9 million, $4.5 million in net unrealized gains related to derivative instruments and amortization of debt issuance costs of $0.8 million. Changes in operating assets and liabilities accounted for net cash outflows of $16.8 million for the three months ended March 31, 2016. The primary changes to operating assets and liabilities included a decrease to accounts payable and accrued liabilities of $50.3 million, a decrease in accounts receivable of $25.8 million, a decrease in receivables from affiliates of $2.6 million, a decrease in inventories of $2.0 million, a decrease in payables to affiliates of $1.4 million and a decrease in other current assets of $4.5 million. The impact of accounts receivable, accounts payable, accrued liabilities and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing. The decrease in other current assets is primarily due to a reduction in our margin account balance.
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
Investing Activities.
For the three months ended March 31, 2016, our cash outflows from investing activities of $6.5 million related primarily to capital expenditures of $11.2 million and contributions to equity method investments of $1.4 million, offset by distributions from equity method investments in excess of equity in earnings of $6.1 million. Capital expenditures related primarily to pipeline projects. Contribution to equity method investments primarily related to the White Cliffs Pipeline expansion project

For the three months ended March 31, 2015, our cash outflows from investing activities of $230.4 million related primarily to acquisition payments of $205.1 million, contributions to equity method investments of $15.2 million and capital expenditures of $15.4 million, offset by distributions from equity method investment in excess of equity in earnings of $5.2 million. Acquisitions represent the historical cost of WOT and a 50% interest in Glass Mountain purchased from SemGroup. Consideration in excess of historical cost is reported as a financing activity in the cash flow statement. Contributions to equity method investments primarily related to capital calls to fund the expansion of the White Cliffs Pipeline and capital expenditures related to the Wattenberg Pipeline extension and other projects.
Financing Activities.
Net cash outflows of $6.5 million from financing activities for the three months ended March 31, 2016 were driven primarily by $30.4 million of cash distributions to partners, reduced by $24.0 million net borrowings on our revolving credit facility ($83.5 million of borrowings less $59.5 million in principal payments).
Net cash inflows of $247.2 million from financing activities for the three months ended March 31, 2015 were driven primarily by $229.0 million net borrowings on our revolving credit facility ($312.0 million of borrowings less $83.0 million in principal payments on our revolving credit facility) and $89.1 million in proceeds from the issuance of common limited partner units, reduced by $24.7 million of cash distributions to partners and $46.3 million cash consideration in excess of historical cost of WOT and a 50% interest in Glass Mountain. Net borrowings and proceeds from the issuance of common limited partner units were primarily used to fund the acquisition of WOT and a 50% interest in Glass Mountain from SemGroup.
Long-term Debt
At March 31, 2016, we had $400 million and $350 million of senior unsecured notes outstanding which become due in 2022 and 2023, respectively, and $24.0 million outstanding borrowings on our $585 million revolving credit facility, which expires in 2018. At March 31, 2016, our available borrowing capacity on our revolving credit facility was $527.6 million, which includes the impact of $33.4 million of outstanding letters of credit which reduce the capacity available for borrowings.
Shelf Registration Statement
We have an effective shelf registration statement with the SEC that, subject to market conditions and effectiveness at the time of use, allows us to issue up to an aggregate of $500 million of debt or equity securities. In August 2013, we used this shelf registration statement to sell 4.75 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. On February 13, 2015, we issued and sold 2.3 million common units representing limited partner interests for net proceeds of $89.1 million under this shelf. Proceeds were used in connection with our acquisition of WOT and a 50% interest in Glass Mountain from SemGroup. This shelf registration statement expires in May 2016.
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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $61.3 million and $36.6 million at March 31, 2016 and December 31, 2015, respectively. The increase in working capital at March 31, 2016 as compared to December 31, 2015 is primarily due to the timing of purchases and sales and fluctuations in commodity pricing.
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

During the three months ended March 31, 2016, we invested $11.2 million (cash basis) on capital projects and $1.4 million in contributions to equity method investments. Projected capital expenditures for 2016 include $25 million for expansion projects including contributions to fund growth projects of equity method investees and acquisitions from third parties and $10 million in maintenance projects.
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
Distributions
The table below shows cash distributions declared or paid during 2015 and 2016:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200

March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 30, 2015	February 2, 2016	February 12, 2016	$0.6600

March 31, 2016	May 3, 2016	May 13, 2016	$0.6600
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
Customer Concentration
Shell Trading (US) Company accounted for more than 10% of our total revenue for the three months ended March 31, 2016, at approximately 55%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 7 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At March 31, 2016 and December 31, 2015, we had outstanding letters of credit of approximately $66.9 million and $78.2 million, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015.

Light Sweet Crude Oil Futures ($ per Barrel)
Three Months Ended March 31, 2016
High	$41.45
Low	$26.21
High/Low Differential	$15.24

Three Months Ended March 31, 2015
High	$53.53
Low	$43.46
High/Low Differential	$10.07

Year Ended December 31, 2015
High	$61.43
Low	$34.73
High/Low Differential	$26.70
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
Based on our open derivative contracts at March 31, 2016, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of March 31, 2016, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	795	$4,209	$(3,030)	$3,030	Various through December 2016
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
Interest Rate Risk
We have exposure to changes in interest rates under our revolving credit facility. The credit markets have recently experienced very low interest rates. Monetary policy could tighten in the future, resulting in higher interest rates to counter possible inflation. Interest rates on our floating rate revolving credit facility and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
We recorded interest expense related to our revolving credit facility of $1.5 million during the three months ended March 31, 2016, including amortization of debt issuance cost. An increase in interest rates of 1% for the three months ended March 31, 2016, would have increased our interest expense by $38 thousand.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of March 31, 2016. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Environmental," "Dimmit County, TX claims" and "Other matters," in Note 7 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common units by us during the quarter ended March 31, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	—
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	133	13.16	—	—
Total	133	$13.16	—	—

(1)	Represents shares of common units withheld from certain of our employees for payment of taxes associated with the vesting of restricted unit awards.
(2)	The price paid per common unit represents the closing price as posted on the New York Stock Exchange on the day that the units vested.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2016	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

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