Form 10-Q
period 2016-06-30
Rose Rock Midstream, L.P.
filed 2016-08-05
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
At July 31, 2016, there were 36,837,758 common units outstanding.

Rose Rock Midstream, L.P.

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Form 10-Q include "forward-looking statements". All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports and documents that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	The closing and expected timing of the proposed transaction pursuant to which SemGroup Corporation will acquire all of our outstanding common units not already owned by SemGroup;

•	Insufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to pay current, expected or minimum quarterly distributions;

•	Any sustained reduction in demand for, or supply of, crude oil in markets served by our midstream assets;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The amount of cash distributions, capital requirements, and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of crude oil;

•	Competition from other midstream energy companies;

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

ROSE ROCK MIDSTREAM, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,909	$9,059
Accounts receivable (net of allowance of $295 and $257, respectively)	319,893	240,606
Receivable from affiliates	9,197	5,944
Inventories	76,343	59,121
Other current assets	8,192	4,884
Total current assets	421,534	319,614
Property, plant and equipment (net of accumulated depreciation of $138,498 and $123,394, respectively)	443,327	441,596
Equity method investments	427,961	438,291
Goodwill	26,628	26,628
Other intangible assets (net of accumulated amortization of $2,384 and $1,443, respectively)	14,626	15,567
Other noncurrent assets, net	3,352	3,894
Total assets	$1,337,428	$1,245,590
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$310,685	$243,548
Payable to affiliates	18,924	12,995
Accrued liabilities	23,030	22,240
Other current liabilities	3,609	4,246
Total current liabilities	356,248	283,029
Long-term debt, net	774,488	732,356
Commitments and contingencies (Note 7)
Partners’ capital:
Common units – public (16,133,340 and 16,094,260 units issued and outstanding, respectively)	71,083	80,829
Common units – SemGroup (20,704,418 units issued and outstanding)	126,182	139,470
General partner	9,427	9,906
Total partners' capital	206,692	230,205
Total liabilities and partners' capital	$1,337,428	$1,245,590
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Income
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, including revenues from affiliates (Note 10):
Product	$143,201	$193,525	$319,823	$300,092
Service	25,943	29,778	53,272	57,904
Total revenues	169,144	223,303	373,095	357,996
Expenses, including expenses from affiliates (Note 10):
Costs of products sold, exclusive of depreciation and amortization	128,763	173,133	280,154	269,370
Operating	19,726	23,678	41,133	44,477
General and administrative	5,428	6,329	10,328	11,949
Depreciation and amortization	8,235	10,608	16,128	20,751
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	2,008	130
Total expenses	163,866	213,726	349,751	346,677
Earnings from equity method investments	17,078	17,683	37,917	38,547
Operating income	22,356	27,260	61,261	49,866
Other expenses (income), net:
Interest expense	12,434	10,197	24,871	18,203
Other income	—	(5)	—	(5)
Total other expenses, net	12,434	10,192	24,871	18,198
Net income	$9,922	$17,068	$36,390	$31,668
Net income allocated to general partner	$5,537	$5,323	$11,405	$10,065
Net income allocated to common unitholders	$4,385	$11,745	$24,985	$21,603
Net income per limited partner unit:
Common unit (basic)	$0.12	$0.32	$0.68	$0.60
Common unit (diluted)	$0.12	$0.32	$0.68	$0.60
Basic weighted average number of limited partner units outstanding:
Common units	36,838	36,790	36,823	35,803
Diluted weighted average number of limited partner units outstanding:
Common units	36,915	36,839	36,873	35,849
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$36,390	$31,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,128	20,751
Loss on disposal of long-lived assets, net	2,008	130
Amortization of debt issuance costs	1,659	1,210
Provision for uncollectible accounts receivable	38	—
Inventory valuation adjustment	—	1,235
Non-cash equity compensation	731	655
Net unrealized loss (gain) related to derivative instruments	(71)	1,116
Earnings from equity method investments	(37,917)	(38,547)
Cash distributions from equity method investments	37,917	38,547
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable	(79,325)	(26,359)
Decrease (increase) in receivable from affiliates	(3,253)	(2,128)
Decrease (increase) in inventories	(17,222)	(41,844)
Decrease (increase) in other current assets	(3,285)	(1,407)
Increase (decrease) in accounts payable and accrued liabilities	68,883	31,161
Increase (decrease) in payable to affiliates	5,929	3,683
Net cash provided by operating activities	28,610	19,871
Cash flows from investing activities:
Capital expenditures	(20,390)	(36,262)
Proceeds from sale of long-lived assets	15	126
Contributions to equity method investments	(3,448)	(23,462)
Acquisitions	—	(205,071)
Distributions from equity investments in excess of equity in earnings	13,778	13,077
Net cash used in investing activities	(10,045)	(251,592)
Cash flows from financing activities:
Debt issuance costs	—	(5,688)
Borrowings on revolving credit facility and issuance of senior secured notes, net of discount	165,500	676,208
Principal payments on revolving credit facility	(124,500)	(364,000)
Principal payments on capital lease obligations	(15)	(24)
Proceeds from common L.P. unit issuance, net of offering costs	—	89,119
Cash consideration in excess of historical cost of acquisitions from SemGroup	—	(46,264)
Cash distributions to partners	(60,700)	(53,153)
Net cash provided by (used in) financing activities	(19,715)	296,198
Net increase (decrease) in cash and cash equivalents	(1,150)	64,477
Cash and cash equivalents at beginning of period	9,059	3,625
Cash and cash equivalents at end of period	$7,909	$68,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Pending merger
On May 30, 2016, Rose Rock entered into an Agreement and Plan of Merger (the "Merger Agreement") with SemGroup whereby SemGroup would acquire the outstanding common limited partner units of Rose Rock not already beneficially owned by SemGroup in exchange for shares of SemGroup Class A common stock. Each common limited partner unit of Rose Rock would be acquired in exchange for 0.8136 shares of SemGroup Class A common stock.
Completion of the merger is conditioned upon, among other things: (i) majority approval of Rose Rock common unitholders; (ii) all material required governmental consents and approvals having been received; (iii) the absence of legal injunctions or impediments prohibiting the transactions contemplated by the Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of SemGroup stock to be issued in exchange for Rose Rock common limited partner units; (v) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the SemGroup Class A common stock to be issued; and (vi) majority approval by SemGroup stockholders of the SemGroup Class A common stock issuance.
A subsidiary of SemGroup which beneficially owns a majority of Rose Rock's common units has agreed to deliver a written consent approving the Merger Agreement and the transactions contemplated by such agreement.
The Merger Agreement provides for certain termination rights for Rose Rock. The Merger Agreement provides that upon termination of the Merger Agreement (i) in connection with the failure of the stockholders of SemGroup to approve the SemGroup stock issuance, SemGroup will pay Rose Rock's out-of-pocket expenses in an amount up to $3.8 million and

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

(ii) in connection with a change by SemGroup of its recommendation in favor of approval of the SemGroup stock issuance under certain circumstances, SemGroup will pay to Rose Rock a termination fee in the amount of $15.5 million. Under no circumstance will SemGroup be required to both reimburse Rose Rock's expenses and pay Rose Rock the termination fee.
Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting'', which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
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
On April 7, 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards are effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. The new guidance has been applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2016. The impact was not material. For presentation purposes, $12.2 million of debt issuance costs which had previously been reported as other noncurrent assets were reclassified as a reduction of long-term debt on the December 31, 2015 balance sheet. Capitalized loan fees related to our revolving credit facility continue to be presented as other noncurrent assets.
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
The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which amended the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10 which amended certain aspects of the guidance related to identifying performance obligations and licensing implementation within ASU 2014-09. In June 2016, the FASB issued ASU 2016-12 which narrows the scope around certain aspects of the criterion used in determining when to recognize revenue. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.

2.	EQUITY METHOD INVESTMENTS
Under the equity method, we do not report the individual assets and liabilities of our investees. Instead, our membership interests are reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
Our equity method investments consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
White Cliffs Pipeline, L.L.C.	$290,668	$297,109
Glass Mountain Pipeline, LLC	137,293	141,182
Total equity method investments	$427,961	$438,291
Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
White Cliffs Pipeline, L.L.C.	$16,428	$15,545	$36,208	$34,635
Glass Mountain Pipeline, LLC	650	2,138	1,709	3,912
Total earnings from equity method investments	$17,078	$17,683	$37,917	$38,547
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
White Cliffs Pipeline, L.L.C.	$21,664	$20,551	$45,762	$44,705
Glass Mountain Pipeline, LLC	3,118	5,009	5,933	6,920
Total cash distributions received from equity method investments	$24,782	$25,560	$51,695	$51,625
White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months and six months ended June 30, 2016 and 2015 is shown below (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

2.    EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$55,586	$48,509	$113,642	$103,123
Cost of products sold	$2,803	$169	$3,053	$1,102
Operating, general and administrative expenses	$10,125	$8,876	$19,727	$16,296
Depreciation and amortization expense	$10,084	$8,587	$19,047	$17,125
Net income	$32,575	$30,870	$71,822	$68,593
Our equity in earnings of White Cliffs for the three months and six months ended June 30, 2016 and 2015 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses incurred in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended June 30, 2016 and 2015, respectively. White Cliffs recorded $0.9 million and $0.7 million of such general and administrative expense for the six months ended June 30, 2016 and 2015, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the six months ended June 30, 2016, we contributed $2.2 million for an expansion project that added approximately 65,000 barrels per day of capacity.
Glass Mountain Pipeline, LLC
As discussed in Note 3, on February 13, 2015, our Transportation segment acquired Glass Mountain Holding, LLC, which owns a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"). The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at June 30, 2016. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain summarized unaudited income statement information of Glass Mountain for the three months and six months ended June 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$6,898	$9,788	$15,470	$20,909
Cost of sales	$(120)	$(40)	$445	$1,974
Operating, general and administrative expenses	$1,618	$1,513	$3,463	$2,920
Depreciation and amortization expense	$3,989	$3,932	$7,925	$7,976
Net income	$1,407	$4,381	$3,632	$8,036
Our equity in earnings of Glass Mountain for the three months and six months ended June 30, 2016 and 2015 is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the six months ended June 30, 2016, we contributed $0.3 million to Glass Mountain related to capital projects.

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
The accounting policies of each segment are the same as the accounting policies of the consolidated Partnership. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative expenses incurred at the corporate level were allocated to the segments based on our allocation policies in effect at the time.
Our results by segment are presented in the tables below (in thousands):

	Three months ended June 30, 2016
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated
Revenues:
External	$15,644	$10,299	$143,201	$—	$169,144
Intersegment	5,127	2,527	—	(7,654)	—
Total revenues	$20,771	$12,826	$143,201	$(7,654)	$169,144
Depreciation and amortization	$6,171	$1,921	$40	$103	$8,235
Earnings from equity method investment	$17,078	$—	$—	$—	$17,078
Segment profit (1)	$18,421	$9,371	$10,069	$(2,793)	$35,068

	Three months ended June 30, 2015
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated
Revenues:
External	$22,425	$11,402	$189,476	$—	$223,303
Intersegment	3,562	—	—	(3,562)	—
Total revenues	$25,987	$11,402	$189,476	$(3,562)	$223,303
Depreciation and amortization	$9,038	$1,406	$40	$124	$10,608
Earnings from equity method investment	$17,683	$—	$—	$—	$17,683
Segment profit (1)	$19,984	$7,963	$10,978	$(2,472)	$36,453

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Six Months Ended June 30, 2016
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated
Revenues:
External	$32,839	$20,433	$319,823	$—	$373,095
Intersegment	12,341	5,272	—	(17,613)	—
Total revenues	$45,180	$25,705	$319,823	$(17,613)	$373,095
Depreciation and amortization	$12,030	$3,805	$80	$213	$16,128
Earnings from equity method investment	$37,917	$—	$—	$—	$37,917
Segment profit (1)	$44,013	$18,958	$19,162	$(4,815)	$77,318
Total assets at June 30, 2016 (excluding intersegment receivables)	$739,904	$154,359	$430,297	$12,868	$1,337,428
Equity investments at June 30, 2016	$427,961	$—	$—	$—	$427,961

	Six Months Ended June 30, 2015
	Transportation	Facilities	Supply and Logistics	Corporate and Other	Consolidated
Revenues:
External	$42,752	$22,807	$292,437	$—	$357,996
Intersegment	7,283	—	—	(7,283)	—
Total revenues	$50,035	$22,807	$292,437	$(7,283)	$357,996
Depreciation and amortization	$17,656	$2,775	$79	$241	$20,751
Earnings from equity method investment	$38,547	$—	$—	$—	$38,547
Segment profit (1)	$44,508	$16,365	$16,159	$(5,299)	$71,733
Total assets at December 31, 2015 (excluding intersegment receivables)	$745,612	$155,186	$328,419	$16,373	$1,245,590
Equity investments at December 31, 2015	$438,291	$—	$—	$—	$438,291
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of segment profit to net income:	2016	2015	2016	2015
Total segment profit	$35,068	$36,453	$77,318	$71,733
Less:
Net unrealized loss (gain) related to derivative instruments	4,477	(1,415)	(71)	1,116
Depreciation and amortization	8,235	10,608	16,128	20,751
Interest expense	12,434	10,197	24,871	18,203
Other income	—	(5)	—	(5)
Net income	$9,922	$17,068	$36,390	$31,668

5.	FINANCIAL INSTRUMENTS
Commodity derivative contracts
Our results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.
We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered or (ii) derivative contracts. Our storage and transportation assets also can be used to mitigate time and location basis risks,

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

respectively. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to manage risk and mitigate financial exposure.
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
We record commodity derivative assets and liabilities at fair value at each balance sheet date with the exception of commitments which have been designated as normal purchases and sales. The table below summarizes the balances of these assets and liabilities at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets	$1,160	$(1,160)	$—	$131	$(131)	$—
Liabilities	$1,428	$(1,160)	$268	$470	$(131)	$339
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2016, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and six months ended June 30, 2016 and 2015. As such, no rollforward of Level 3 activity has been presented.
The following table sets forth the notional quantities for commodity derivative instruments entered into during the periods indicated (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	5,890	7,721	16,310	13,452
Purchases	5,743	7,508	16,253	13,413
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

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$268	$—	$339
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At June 30, 2016 and December 31, 2015, our margin deposit balances were in a net asset position of $5.1 million and $2.9 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of June 30, 2016 and December 31, 2015, we would have had net asset positions of $4.8 million and $2.6 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commodity contracts	$(7,127)	$(2,202)	$(3,773)	$(2,846)
Concentrations of risk
During the three months ended June 30, 2016, two third-party customers, primarily of our Supply and Logistics segment, accounted for more than 10% of our consolidated revenues at approximately 51% and 14%. We purchased approximately $17.1 million of product from one third-party supplier, which represented approximately 13% of our costs of products sold.
During the six months ended June 30, 2016, two third-party customers, primarily of our Supply and Logistics segment, accounted for more than 10% of our consolidated revenues at approximately 53% and 11%. We purchased approximately $39.5 million of product from one third-party supplier, which represented approximately 14% of our costs of products sold.
At June 30, 2016, two third-party customers, primarily of our Supply and Logistics segment, accounted for 51% of our total accounts receivable.

6.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

	June 30, 2016	December 31, 2015
5.625% senior unsecured notes due 2022	$400,000	$400,000
Unamortized debt issuance costs on 2022 notes	(6,442)	(6,975)
5.625% senior unsecured notes due 2022, net	393,558	393,025

5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on 2023 notes	(5,178)	(5,455)
Unamortized debt issuance costs on 2023 notes	(4,931)	(5,266)
5.625% senior unsecured notes due 2023, net	339,891	339,279

Revolving credit facility	41,000	—
Capital leases	64	83
Total long-term debt, net	774,513	732,387
Less: current portion of long-term debt	25	31
Noncurrent portion of long-term debt, net	$774,488	$732,356
Senior unsecured notes due 2022
At June 30, 2016, we had $400 million of 5.625% senior unsecured notes due 2022 outstanding ("2022 Notes"). Rose Rock and Rose Rock Finance Corporation ("Finance Corp.") are co-issuers of the 2022 Notes. For the three months ended June 30, 2016 and 2015, we incurred $5.9 million and $5.9 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs. For the six months ended June 30, 2016 and 2015, we incurred $11.7 million and $11.7 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs.
Senior unsecured notes due 2023
At June 30, 2016, we had $350 million of 5.625% senior unsecured notes due 2023 (the "2023 Notes"), which were issued on May 14, 2015. Rose Rock and Finance Corp. are co-issuers of the 2023 Notes. For the three months ended June 30, 2016 and 2015, we incurred $5.2 million and $2.7 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs and discount. For the six months ended June 30, 2016 and 2015, we incurred $10.4 million and $2.7 million, respectively, of interest expense related to these notes, including amortization of debt issuance costs and discount.
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
Revolving credit facility
At June 30, 2016, we had $41.0 million of outstanding borrowings on our $585 million revolving credit facility, which incurred interest at the alternate base rate ("ABR") plus an applicable margin. At June 30, 2016, the interest rate in effect on ABR borrowings was 5.25%.
We had $37.7 million in outstanding letters of credit at June 30, 2016, and the rate per annum was 2.75%.
At June 30, 2016, we had $18.9 million of secured bilateral letters of credit outstanding. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on our revolving credit facility.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

We incurred $1.6 million and $2.0 million of interest expense related to this facility during the three months ended June 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs. We incurred $3.1 million and $4.2 million of interest expense related to this facility during the six months ended June 30, 2016 and 2015, respectively, including amortization of debt issuance costs.
Fair value
We estimate the fair value of our 2022 Notes and 2023 Notes to be $352 million and $305 million, respectively, at June 30, 2016, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at June 30, 2016, and is categorized as a Level 2 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at June 30, 2016.

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
On January 2, 2015, Bettina M. Whyte, the duly appointed Trustee of the SemGroup Litigation Trust (the "Litigation Trustee"), filed a notice of appeal of the Bankruptcy Court’s December 18, 2014 order closing the aforementioned bankruptcy cases. However, the Bankruptcy Court’s order of final decree was effective upon entry, and the appeal does not stay the effect of the order. The Litigation Trustee’s appeal to the United States District Court for the District of Delaware is currently pending and will be opposed by SemGroup Corporation and the other remaining reorganized debtors.
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

groundwater contamination in excess of state standards. All five sites were initially investigated in 2011 and 2012. One site was issued a closure letter by the KDHE in 2012.   The remaining four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, L.P. and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. Rose Rock does not anticipate any penalties or fines for these historical sites. We are indemnified by SemGroup against any loss in this matter pursuant to the terms of the omnibus agreement with SemGroup.
We received a Notice of Probable Violation and Civil Penalty dated March 29, 2016, from the U.S. Department of Transportation (the "Notice") for alleged violations of pipeline operation and maintenance regulations related to a 2014 crude oil release that occurred on our Blackwell to See pipeline segment located in Oklahoma.  This pipeline segment was idled in March 2016 when we initiated service on our new pipeline segment that transports Kansas crude volumes to our Cushing, Oklahoma terminal.  The Notice proposes a penalty of $600,200. We responded to the Notice in April 2016 with information that we believe warrants reduction of the amount of the proposed penalty.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated in the District Court, 293rd Judicial District, Zavala County, Texas, as cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement LLC, et al.  Confidential settlement agreements have been entered into with all plaintiffs.  There are pending claims with one defendant/cross-plaintiff for which a Motion for Summary Judgment has been filed, however, the hearing date has not been set.  We believe that any liability that may arise from this action will be within the limits covered by our insurance.  We will continue to defend our position, however we cannot predict the outcome.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We create a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales, for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2016, such commitments included the following (in thousands):

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

	Volume (Barrels)	Value
Fixed price purchases	3,528	$167,030
Fixed price sales	4,563	$218,212
Floating price purchases	12,701	$601,820
Floating price sales	15,613	$760,170
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

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS
Unaudited condensed consolidated statement of changes in partners’ capital
The following table shows the changes in our partners’ capital accounts from December 31, 2015 to June 30, 2016 (in thousands):

	Common Units - Public	Common Units - SemGroup	General Partner Interest	Total Partners' Capital
Balance at December 31, 2015	$80,829	$139,470	$9,906	$230,205
Net income	10,942	14,043	11,405	36,390
Unvested distribution equivalent rights	66	—	—	66
Cash distributions to partners	(21,485)	(27,331)	(11,884)	(60,700)
Non-cash equity compensation	731	—	—	731
Balance at June 30, 2016	$71,083	$126,182	$9,427	$206,692

The following table shows the cash distributions paid or declared per common unit during 2016 and 2015:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2014	February 3, 2015	February 13, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 31, 2015	February 2, 2016	February 12, 2016	$0.6600
March 31, 2016	May 3, 2016	May 13, 2016	$0.6600
June 30, 2016	August 2, 2016	August 12, 2016	$0.6600

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

8.	PARTNERS’ CAPITAL AND DISTRIBUTIONS, Continued

Equity incentive plan
We granted 117,204 restricted unit awards during the six months ended June 30, 2016, with a weighted average grant date fair value of $9.62. At June 30, 2016, there were 176,306 unvested restricted unit awards that have been granted pursuant to our equity incentive plan. During the six months ended June 30, 2016, 39,344 restricted unit awards vested of which 254 were withheld to satisfy tax withholding obligations. The cost associated with the withheld awards is reflected in the condensed consolidated financial statements as a cash distribution to common public unitholders.
The holders of these restricted unit awards are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. The UUDs will be settled in cash upon vesting. At June 30, 2016, the value of these UUDs related to unvested restricted units was approximately $315 thousand.

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
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months and six months ended June 30, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Rose Rock Midstream, L.P.	$9,922	$17,068	$36,390	$31,668
Less: General partner's incentive distribution earned	5,339	4,981	10,677	9,431
Less: General partner's 2.0% ownership	198	342	728	634
Net income allocated to limited partners	$4,385	$11,745	$24,985	$21,603

Basic weighted average number of common units outstanding	36,838	36,790	36,823	35,803
Effect of non-vested restricted units	77	49	50	46
Diluted weighted average number of common units outstanding	36,915	36,839	36,873	35,849
Net income per limited partner unit:
Common unit (basic)	$0.12	$0.32	$0.68	$0.60
Common unit (diluted)	$0.12	$0.32	$0.68	$0.60

10.	RELATED PARTY TRANSACTIONS
Direct employee expenses
We do not directly employ any persons to manage or operate our business. These functions are performed by employees of SemGroup. Allocations are based on the actual costs of employees operating Rose Rock, including employees added through growth and acquisitions. SemGroup charged us $12.0 million and $11.8 million during the three months ended June 30, 2016 and 2015, respectively, for direct employee costs. SemGroup charged us $23.4 million and $22.1 million during the six months ended June 30, 2016 and 2015, respectively, for direct employee costs. These expenses were

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

10.	RELATED PARTY TRANSACTIONS, Continued

recorded to operating expenses and general and administrative expenses in our condensed consolidated statements of income.
Allocated expenses
SemGroup incurs expenses to provide certain indirect corporate general and administrative services to its subsidiaries. Such expenses include employee compensation costs, professional fees and rental fees for office space, among other expenses. SemGroup charged us $2.9 million and $3.7 million during the three months ended June 30, 2016 and 2015, respectively, for such allocated costs. SemGroup charged us $6.3 million and $6.3 million during the six months ended June 30, 2016 and 2015, respectively, for such allocated costs. These expenses were recorded to general and administrative expenses in our condensed consolidated statements of income.
Pending merger
See Footnote 1 for discussion of pending merger with SemGroup.
NGL Energy Partners LP
SemGroup holds a general partner ownership interest in NGL Energy Partners LP ("NGL Energy"). We generated revenues from NGL Energy of $8.3 million and $72.1 million for the three months ended June 30, 2016 and 2015, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $6.4 million and $75.0 million for the three months ended June 30, 2016 and 2015, respectively. We received reimbursements from NGL Energy for support services in the amount of $14.0 thousand for the three months ended June 30, 2015. We received no reimbursements from NGL Energy for support services for the three months ended June 30, 2016.
We generated revenues from NGL Energy of $16.8 million and $114.5 million for the six months ended June 30, 2016 and 2015, respectively. We made purchases of condensate at market prices from NGL Energy in the amount of $13.2 million and $110.2 million for the six months ended June 30, 2016 and 2015, respectively. We received reimbursements from NGL Energy for support services in the amount of $56.0 thousand for the six months ended June 30, 2015. We received no reimbursements from NGL Energy for support services for the six months ended June 30, 2016.
SemGas, L.P.
We purchase condensate at market prices from SemGas, L.P. ("SemGas"), which is a wholly-owned subsidiary of SemGroup. Purchases from SemGas were $2.5 million and $6.4 million for the three months ended June 30, 2016 and 2015, respectively. Purchases from SemGas were $5.2 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively.
White Cliffs
We generated storage revenues from our equity investee, White Cliffs, of $1.1 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. We generated storage revenues from White Cliffs of $2.2 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. We incurred $2.7 million and $1.1 million of costs for the three months months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on the White Cliffs. We incurred $5.2 million and $1.8 million of costs for the six months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on the White Cliffs. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended June 30, 2016 and 2015, respectively. We received $0.2 million and $0.2 million in management fees from White Cliffs for the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2016, we purchased $3.5 million of crude oil from White Cliffs. There were no product purchases from White Cliffs in the prior year.
Glass Mountain
We incurred $1.4 million and $0.7 million of costs for the three months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We incurred $3.3 million and $1.2 million of costs for the six months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three months ended June 30, 2016 and 2015, respectively, related to support services associated with Glass Mountain's pipeline operations.

ROSE ROCK MIDSTREAM, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

10.	RELATED PARTY TRANSACTIONS, Continued

We received $0.4 million and $0.4 million in fees from Glass Mountain for the six months ended June 30, 2016 and 2015, respectively, related to support services associated with Glass Mountain's pipeline operations. We made purchases of crude oil of $0.4 million and $1.5 million from Glass Mountain during the six months ended June 30, 2016 and 2015, respectively. There were no purchases of crude oil from Glass Mountain during the three months ended June 30, 2016 and 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, our general partner's Vice President and General Counsel. Mr. Berman does not perform any legal services for us. We paid $127.7 thousand and $4.1 thousand in legal fees and related expenses to this law firm during the three months ended June 30, 2016 and 2015, respectively. We paid $186.7 thousand and $4.1 thousand in legal fees and related expenses to this law firm during the six months ended June 30, 2016 and 2015, respectively. Our equity method investee, White Cliffs, paid legal fees and related expenses to this law firm of $0.1 thousand and $0.1 thousand for the three months ended June 30, 2016 and 2015. White Cliffs paid legal fees and related expenses to this law firm of $1.6 thousand and $3.4 thousand during the six months ended June 30, 2016 and 2015, respectively.

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
Other supplemental disclosures
We paid cash interest of $22.4 million and $15.8 million for the six months ended June 30, 2016 and 2015, respectively.
We accrued $0.9 million and $9.1 million for purchases of property, plant and equipment for the six months ended June 30, 2016 and 2015, respectively.

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
Outlook and Recent Developments
We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Fee-based and take-or-pay arrangements are a significant component of our portfolio, which serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which will reduce our volumes. The credit profiles and financial prospects of certain of our producer customers have been challenged by the current market conditions, which ultimately may result in further reductions of our volumes, or in re-negotiation of certain contractual provisions affecting our revenues. Such reductions, as well as further or prolonged declines in energy commodity prices, may result in non-cash impairments of our assets.
On May 30, 2016, Rose Rock entered into an Agreement and Plan of Merger (the "Merger Agreement") with SemGroup whereby SemGroup would acquire the outstanding common limited partner units of Rose Rock not already beneficially owned by SemGroup in exchange for shares of SemGroup Class A common stock. Each common limited partner unit of Rose Rock would be acquired in exchange for 0.8136 shares of SemGroup Class A common stock.
Completion of the merger is conditioned upon, among other things: (i) majority approval of Rose Rock common unitholders; (ii) all material required governmental consents and approvals having been received; (iii) the absence of legal injunctions or impediments prohibiting the transactions contemplated by the Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of SemGroup stock to be issued in exchange for Rose Rock common limited partner units; (v) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the SemGroup Class A common stock to be issued; and (vi) majority approval by SemGroup stockholders of the SemGroup Class A common stock issuance.
A subsidiary of SemGroup which beneficially owns a majority of Rose Rock's common units has agreed to deliver a written consent approving the Merger Agreement and the transactions contemplated by such agreement.
The Merger Agreement provides for certain termination rights for Rose Rock. The Merger Agreement provides that upon termination of the Merger Agreement (i) in connection with the failure of the stockholders of SemGroup to approve the SemGroup stock issuance, SemGroup will pay Rose Rock's out-of-pocket expenses in an amount up to $3.8 million and (ii) in connection with a change by SemGroup of its recommendation in favor of approval of the SemGroup stock issuance under certain circumstances, SemGroup will pay to Rose Rock a termination fee in the amount of $15.5 million. Under no circumstance will SemGroup be required to both reimburse Rose Rock's expenses and pay Rose Rock the termination fee.
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
Our Property, Plant and Equipment
We own and operate all of our assets. At June 30, 2016 our reportable segments' assets include the following:

•	Transportation operates crude oil pipelines and truck transportation businesses. Transportation's assets include:

◦
a 388-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

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
Selected Consolidated Financial and Operating Data
The following table provides selected historical condensed consolidated financial operating data as of and for the periods shown. The statement of income data for the three months and six months ended June 30, 2016 and 2015 have been derived from our unaudited financial statements for those periods. The selected financial data provided below should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit and operating data)	2016	2015	2016	2015
Statements of income data:
Revenues, including revenues from affiliates:
Product	$143,201	$193,525	$319,823	$300,092
Service	25,943	29,778	53,272	57,904
Total revenues	169,144	223,303	373,095	357,996
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	128,763	173,133	280,154	269,370
Operating	19,726	23,678	41,133	44,477
General and administrative	5,428	6,329	10,328	11,949
Depreciation and amortization	8,235	10,608	16,128	20,751
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	2,008	130
Total expenses	163,866	213,726	349,751	346,677
Earnings from equity method investments	17,078	17,683	37,917	38,547
Operating income	22,356	27,260	61,261	49,866
Other expense, net	12,434	10,192	24,871	18,198
Net income	$9,922	$17,068	$36,390	$31,668
Net income per limited partner unit:
Common unit (basic)	$0.12	$0.32	$0.68	$0.60
Common unit (diluted)	$0.12	$0.32	$0.68	$0.60
Distributions paid per common unit	$0.66	$0.64	$1.32	$1.26

Statements of cash flows data:
Net cash provided by (used in):
Operating activities	$14,080	$26,941	$28,610	$19,871
Investing activities	$(3,578)	$(21,195)	$(10,045)	$(251,592)
Financing activities	$(13,265)	$49,033	$(19,715)	$296,198

Other financial data:
Adjusted gross margin	$44,858	$48,755	$92,870	$89,742
Adjusted EBITDA	$44,852	$44,718	$93,873	$86,836
Capital expenditures	$9,204	$20,831	$20,390	$36,262
Acquisitions	$—	$—	$—	$205,071
Contributions to equity method investments	$2,093	$8,280	$3,448	$23,462

Operating data:
Cushing storage capacity (MMBbls as of period end)	7.6	7.6	7.6	7.6
Percent of Cushing storage capacity contracted to third parties (as of period end)	82%	86%	82%	86%
Supply and Logistics volumes (average Bpd)(1)	198,500	151,000	206,400	138,300
Unloading/Platteville volumes (average Bpd)(1)	56,200	68,600	47,900	70,000
Transportation volumes (average Bpd)(1)	197,600	212,300	196,900	200,200
White Cliffs Pipeline 100% (average Bpd)	124,900	121,300	133,600	130,200
Glass Mountain Pipeline 100% (average Bpd)	52,400	71,800	55,600	68,400
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted gross margin:

Operating income	$22,356	$27,260	$61,261	$49,866
Add:
Operating expense	19,726	23,678	41,133	44,477
General and administrative expense	5,428	6,329	10,328	11,949
Depreciation and amortization expense	8,235	10,608	16,128	20,751
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	2,008	130
Less:
Earnings from equity method investments	17,078	17,683	37,917	38,547
Non-cash unrealized gain (loss) on derivatives, net	(4,477)	1,415	71	(1,116)
Adjusted gross margin	$44,858	$48,755	$92,870	$89,742

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2016	2015	2016	2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$9,922	$17,068	$36,390	$31,668
Add:
Interest expense	12,434	10,197	24,871	18,203
Depreciation and amortization expense	8,235	10,608	16,128	20,751
Cash distributions from equity method investments	24,782	25,560	51,695	51,625
Inventory valuation adjustment	—	48	—	1,235
Non-cash equity compensation	366	357	731	655
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	2,008	130
Provision for uncollectible accounts receivable	—	—	38	—
Less:
Earnings from equity method investments	17,078	17,683	37,917	38,547
Impact from derivative instruments:
Total loss on derivatives, net	(7,127)	(2,202)	(3,773)	(2,846)
Total realized loss (cash flow) on derivatives, net	2,650	3,617	3,844	1,730
Non-cash unrealized gain (loss) on derivatives, net	(4,477)	1,415	71	(1,116)
Adjusted EBITDA	$44,852	$44,718	$93,873	$86,836

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; in thousands)	2016	2015	2016	2015
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$14,080	$26,941	$28,610	$19,871
Less:
Changes in operating assets and liabilities, net	(11,462)	(386)	(28,273)	(36,894)
Add:
Interest expense, excluding amortization of debt issuance costs	11,606	9,515	23,212	16,994
Distributions from equity investments in excess of equity in earnings	7,704	7,876	13,778	13,077
Adjusted EBITDA	$44,852	$44,718	$93,873	$86,836

Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Product	$143,201	$193,525	$319,823	$300,092
Service	25,943	29,778	53,272	57,904
Total revenues	169,144	223,303	373,095	357,996
Expenses, including expenses from affiliates:
Costs of products sold, exclusive of depreciation and amortization	128,763	173,133	280,154	269,370
Operating	19,726	23,678	41,133	44,477
General and administrative	5,428	6,329	10,328	11,949
Depreciation and amortization	8,235	10,608	16,128	20,751
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	2,008	130
Total expenses	163,866	213,726	349,751	346,677
Earnings from equity method investment	17,078	17,683	37,917	38,547
Operating income	22,356	27,260	61,261	49,866
Other expenses (income), net:
Interest expense	12,434	10,197	24,871	18,203
Other income	—	(5)	—	(5)
Total other expenses, net	12,434	10,192	24,871	18,198
Net income	$9,922	$17,068	$36,390	$31,668
Net income per common unit (basic)	$0.12	$0.32	$0.68	$0.60
Net income per common unit (diluted)	$0.12	$0.32	$0.68	$0.60

Results of Operations by Reporting Segment

Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Pipeline transportation	$6,672	$8,390	$14,747	$16,170
Truck transportation	14,099	17,597	30,433	33,865
Total revenue	20,771	25,987	45,180	50,035
Expenses:
Operating	16,616	21,127	35,067	39,455
General and administrative	1,098	2,581	2,236	4,486
Depreciation and amortization	6,171	9,038	12,030	17,656
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	1,781	133
Total expenses	25,599	32,724	51,114	61,730
Earnings from equity method investments	17,078	17,683	37,917	38,547
Operating income	$12,250	$10,946	$31,983	$26,852

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
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Revenue
Pipeline transportation revenue decreased to $6.7 million in the three months ended June 30, 2016, from $8.4 million in the three months ended June 30, 2015. The change is due to a decrease in fixed margin activity which is now reported with other product revenues in the Supply and Logistics segment and was replaced in the Transportation segment with intersegment usage fees. Beginning January 2016, Transportation is charging Supply and Logistics to move barrels through the pipeline system.
Truck transportation revenue decreased to $14.1 million in the three months ended June 30, 2016, from $17.6 million in the three months ended June 30, 2015, as a result of lower volumes.
Operating expense
Operating expenses decreased in the three months ended June 30, 2016, to $16.6 million from $21.1 million in the three months ended June 30, 2015. The decrease included reductions to field expenses of $1.4 million, maintenance and repair of $1.4 million, allocated overhead of $1.3 million, outside services expense of $1.1 million and office expense of $0.3 million. These costs were partially offset by increases in employment costs, insurance and taxes and other expenses of $0.7 million, $0.2 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense decreased to $1.1 million for the three months ended June 30, 2016, from $2.6 million for the three months ended June 30, 2015. The decrease is a result of a reduction in overhead allocation of $1.7 million, partially offset with an increase in outside services and insurance and taxes of $0.1 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three months ended June 30, 2016, to $6.2 million from $9.0 million for the three months ended June 30, 2015. Approximately $3.2 million of the decrease in depreciation expense is due to prior year expense related to the revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. Project completions increased depreciation expense by $0.2 million. Amortization expense related to customer relationship intangible assets of our truck transportation operations increased by $0.2 million.
Loss (gain) on disposal of long-lived assets, net
Transportation recorded a loss on disposal of long-lived assets in the three months ended June 30, 2016 of $1.7 million compared to a gain of $22 thousand in the three months ended June 30, 2015. The loss in the three months ended June 30, 2016 is the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Earnings from our equity method investments remained relatively constant at $17.1 million for the three months ended June 30, 2016 compared to $17.7 million for the three months ended June 30, 2015.

Six months ended June 30, 2016 vs. six months ended June 30, 2015
Revenue
Pipeline transportation revenue decreased to $14.7 million in the six months ended June 30, 2016, from $16.2 million in the six months ended June 30, 2015. The change is due to a decrease in fixed margin activity, which is now reported with other product revenues in the Supply and Logistics segment and was replaced in the Transportation segment with intersegment usage fees. Beginning January 2016, Transportation is charging Supply and Logistics to move barrels through the pipeline system.
Truck transportation revenue decreased to $30.4 million in the six months ended June 30, 2016, from $33.9 million in the six months ended June 30, 2015, as a result of lower volumes.
Operating expense
Operating expenses decreased in the six months ended June 30, 2016, to $35.1 million from $39.5 million in the six months ended June 30, 2015. The decrease included reductions to maintenance and repair of $3.0 million, allocated overhead of $2.4 million, outside services expense of $1.7 million, field expenses of $0.6 million and office expense of $0.6 million. These costs were partially offset by increases in employment costs, insurance and taxes, rent, travel and other expenses of $2.8 million, $0.9 million, $0.1 million, $0.1 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense decreased to $2.2 million for the six months ended June 30, 2016, from $4.5 million for the six months ended June 30, 2015. The decrease is a result of a reduction in overhead allocation of $2.4 million, partially offset with an increase in other expense of $0.1 million.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the six months ended June 30, 2016, to $12.0 million from $17.7 million for the six months ended June 30, 2015. Approximately $6.3 million of the decrease in depreciation expense is due to prior year expense related to the revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. Project completions increased depreciation expense by $0.2 million. Amortization expense related to customer relationship intangible assets of our truck transportation operations increased by $0.4 million.
Loss (gain) on disposal of long-lived assets, net
Transportation recorded a loss on disposal of long-lived assets in the six months ended June 30, 2016 of $1.8 million compared to a loss of $133 thousand in the six months ended June 30, 2015. The loss in the six months ended June 30, 2016 is the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Earnings from our equity method investments decreased slightly to $37.9 million in the six months ended June 30, 2016 from $38.5 million in the six months ended June 30, 2015.

Facilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$12,826	$11,402	$25,705	$22,807
Expenses:
Operating	2,422	2,398	4,540	4,669
General and administrative	1,033	1,041	2,207	1,773
Depreciation and amortization	1,921	1,406	3,805	2,775
Total expenses	5,376	4,845	10,552	9,217
Operating income	$7,450	$6,557	$15,153	$13,590

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services. Revenues from fee-based services are included in service revenue in our unaudited condensed consolidated statements of income. As there is no cost of sales or derivative activity associated with our Facilities revenue, Adjusted gross margin is equivalent to revenue for this segment.
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Revenue
Facilities revenue increased to $12.8 million in the three months ended June 30, 2016, from $11.4 million in the three months ended June 30, 2015. Effective January 2016, Facilities began charging Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $1.2 million, intersegment storage of $1.2 million and intersegment unloading activity of $0.1 million. These increases were partially offset by a reduction in third-party storage revenue of $0.7 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million barrels from 1.1 million barrels, third-party unloading revenue of $0.3 million, and third-party pump-over of $0.1 million.
Operating expense
Operating expenses remained constant at $2.4 million in the three months ended June 30, 2016 and 2015.
General and administrative expense
General and administrative expense remained constant at $1.0 million in the three months ended June 30, 2016 and 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased to $1.9 million for the three months ended June 30, 2016, from $1.4 million for the three months ended June 30, 2015. The increase was primarily due to incremental expense due to project completions between periods.

Six months ended June 30, 2016 vs. six months ended June 30, 2015
Revenue
Facilities revenue increased to $25.7 million in the six months ended June 30, 2016, from $22.8 million in the six months ended June 30, 2015. Effective January 2016, Facilities began charging Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $2.7 million, intersegment storage of $2.4 million and intersegment unloading activity of $0.2 million. These increases were partially offset by a reduction in third-party storage revenue of $1.2 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million from 1.1 million, and third-party unloading revenue of $1.2 million.
Operating expense
Operating expenses showed a slight decrease to $4.5 million in the six months ended June 30, 2016, from $4.7 million in the six months ended June 30, 2015, primarily as a result of a reduction in field expense.
General and administrative expense
General and administrative expense increased to $2.2 million in the six months ended June 30, 2016, compared to $1.8 million in the six months ended June 30, 2015, largely due to an increase in overhead allocations.
Depreciation and amortization expense
Depreciation and amortization expense increased to $3.8 million for the six months ended June 30, 2016, from $2.8 million for the six months ended June 30, 2015. The increase was primarily due to incremental expense due to project completions between periods.

Supply and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:	$143,201	$189,476	$319,823	$292,437
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	136,417	176,695	297,767	276,653
Operating	689	155	1,527	348
General and administrative	503	233	1,069	396
Depreciation and amortization	40	40	80	79
Loss (gain) on disposal of long-lived assets, net	—	—	227	(3)
Total expenses	137,649	177,123	300,670	277,473
Operating income	$5,552	$12,353	$19,153	$14,964

Adjusted Gross Margin
Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our unaudited condensed consolidated statements of income.
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$143,201	$189,476	$319,823	$292,437
Less: Costs of products sold, exclusive of depreciation	136,417	176,695	297,767	276,653
Less: Unrealized gain (loss) on derivatives, net	(4,477)	1,415	71	(1,116)
Adjusted gross margin	$11,261	$11,366	$21,985	$16,900
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income	$5,552	$12,353	$19,153	$14,964
Add:
Operating expense	689	155	1,527	348
General and administrative expense	503	233	1,069	396
Depreciation and amortization expense	40	40	80	79
Loss (gain) on disposal of long-lived assets, net	—	—	227	(3)
Less:
Unrealized gain (loss) on derivatives, net	(4,477)	1,415	71	(1,116)
Adjusted gross margin	$11,261	$11,366	$21,985	$16,900
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Revenue
Revenue decreased in the three months ended June 30, 2016, to $143.2 million from $189.5 million in the three months ended June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross product revenue	$761,254	$757,338	$1,393,943	$1,333,084
Nonmonetary transaction adjustment	(613,576)	(569,277)	(1,074,191)	(1,039,531)
Unrealized gain (loss) on derivatives, net	(4,477)	1,415	71	(1,116)
Product revenue	$143,201	$189,476	$319,823	$292,437
Gross product revenue increased in the three months ended June 30, 2016, to $761.3 million from $757.3 million in the three months ended June 30, 2015. The increase was primarily due to an increase in the volume sold to 18.0 million barrels at an average sales price of $42 per barrel in the three months ended June 30, 2016, compared to volume sold of 13.8 million barrels at an average sales price of $55 per barrel in the three months ended June 30, 2015.
Gross product revenue was reduced by $613.6 million and $569.3 million in the three months ended June 30, 2016 and 2015, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold decreased in the three months ended June 30, 2016, to $136.4 million (including $7.7 million intersegment charges) from $176.7 million in the three months ended June 30, 2015 (including $3.6 million intersegment charges). Costs of products sold reflected reductions of $613.6 million and $569.3 million in the three months ended June 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $42 in the three months ended June 30, 2016, from $54 in the three months ended June 30, 2015.
Adjusted Gross Margin
Adjusted gross margin decreased slightly in the three months ended June 30, 2016, to $11.3 million from $11.4 million in the three months ended June 30, 2015. The decrease was primarily due to an increase in barrels sold, as described above, and offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.63 in the three months ended June 30, 2016, from approximately $0.83 in the three months ended June 30, 2015. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
Operating expense
Operating expenses increased for the three months ended June 30, 2016, to $0.7 million from $0.2 million for the three months ended June 30, 2015. The increase is due to higher employment costs of $0.4 million, outside services of $0.1 million and other expense of $0.1 million.
General and administrative expense
General and administrative expense increased to $0.5 million for the three months ended June 30, 2016, from $0.2 million for the three months ended June 30, 2015. This increase is due to additional overhead allocation.

Six months ended June 30, 2016 vs. six months ended June 30, 2015
Revenue
Revenue increased in the six months ended June 30, 2016, to $319.8 million from $292.4 million in the six months ended June 30, 2015.
Gross product revenue increased in the six months ended June 30, 2016, to $1.4 billion from $1.3 billion in the six months ended June 30, 2015. The increase was primarily due to an increase in the volume sold to 37.6 million barrels at an average sales price of $37 per barrel in the six months ended June 30, 2016, compared to volume sold of 25.0 million barrels at an average sales price of $53 per barrel in the six months ended June 30, 2015.

Gross product revenue was reduced by $1.1 billion and $1.0 billion in the six months ended June 30, 2015 and 2015, respectively, in accordance with ASC 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold increased in the six months ended June 30, 2016, to $297.8 million (including $17.6 million intersegment charges) from $276.7 million in the six months ended June 30, 2015 (including $7.3 million intersegment charges). Costs of products sold reflected reductions of $1.1 billion and $1.0 billion in the six months ended June 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $36 in the six months ended June 30, 2016, from $53 in the six months ended June 30, 2015.
Adjusted Gross Margin
Adjusted gross margin increased to $22.0 million in the six months ended June 30, 2016, from $16.9 million in the six months ended June 30, 2015. The increase was primarily due to an increase in barrels sold, as described above, and partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.59 in the six months ended June 30, 2016, from approximately $0.67 in the six months ended June 30, 2015. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
Operating expense
Operating expenses increased for the six months ended June 30, 2016, to $1.5 million from $0.3 million for the six months ended June 30, 2015. The increase is due to higher employment costs of $0.9 million, outside services of $0.2 million and other expense of $0.1 million.
General and administrative expense
General and administrative expense increased to $1.1 million for the six months ended June 30, 2016, from $0.4 million for the six months ended June 30, 2015. This increase is due to additional overhead allocation.
Loss (gain) on disposal of long-lived assets, net
We recognized a loss on disposal of long-lived assets of $227 thousand in the six months ended June 30, 2016, primarily due to a write-down of capitalized line fill taken out of service.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$(7,654)	$(3,562)	$(17,613)	$(7,283)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(7,654)	(3,562)	(17,613)	(7,283)
Operating	(1)	(2)	(1)	5
General and administrative	2,794	2,474	4,816	5,294
Depreciation and amortization	103	124	213	241
Total expenses	(4,758)	(966)	(12,585)	(1,743)
Operating loss	$(2,896)	$(2,596)	$(5,028)	$(5,540)

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
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$28,610	$19,871
Investing activities	(10,045)	(251,592)
Financing activities	(19,715)	296,198
Change in cash and cash equivalents	(1,150)	64,477
Cash and cash equivalents at beginning of period	9,059	3,625
Cash and cash equivalents at end of period	$7,909	$68,102
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net income	$36,390	$31,668
Non-cash expenses, net	20,493	25,097
Changes in operating assets and liabilities, net	(28,273)	(36,894)
Net cash flows provided by operating activities	$28,610	$19,871
For the six months ended June 30, 2016, we experienced operating cash inflows of $28.6 million. Net income of $36.4 million included $20.5 million of non-cash expenses, comprised primarily of depreciation and amortization of $16.1 million, a $2.0 million net loss on disposal or impairment and amortization of debt issuance costs of $1.7 million. The net loss on disposal is primarily a result of the abandonment of a section of pipeline of our Transportation segment. Changes in operating assets and liabilities accounted for net cash outflows of $28.3 million for the six months ended June 30, 2016. The primary changes to operating assets and liabilities included an increase in accounts receivable of $79.3 million, an increase to accounts payable and accrued liabilities of $68.9 million, an increase in receivables from affiliates of $3.3 million, an increase in inventories of $17.2 million, an increase in payables to affiliates of $5.9 million and an increase in other current assets of $3.3 million. The impact of accounts receivable, accounts payable, accrued liabilities and inventories is subject to the timing of purchases and sales and fluctuations in commodity pricing. The increase in other current assets is primarily due to increases in our margin account balance and insurance prepayments made during the period.
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
Investing Activities
For the six months ended June 30, 2016, our cash outflows from investing activities of $10.0 million related primarily to capital expenditures of $20.4 million and contributions to equity method investments of $3.4 million, offset by distributions from equity method investments in excess of equity in earnings of $13.8 million. Capital expenditures related primarily to pipeline projects. Contributions to equity method investments primarily related to capital calls to fund the White Cliffs Pipeline expansion project.
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
Financing Activities
Net cash outflows of $19.7 million from financing activities for the six months ended June 30, 2016 were driven primarily by $60.7 million of cash distributions to partners, reduced by $41.0 million net borrowings on our revolving credit facility ($165.5 million of borrowings less $124.5 million in principal payments).
Net cash inflows of $296.2 million from financing activities for the six months ended June 30, 2015 were driven primarily by $312.2 million net borrowings on our revolving credit facility ($676.2 million of borrowings less $364.0 million in principal payments on our revolving credit facility) and $89.1 million in proceeds from the issuance of common limited partner units, reduced by $53.2 million of cash distributions to partners and $46.3 million cash consideration in excess of historical cost of WOT and a 50% interest in Glass Mountain. Net borrowings and proceeds from the issuance of common limited partner units were primarily used to fund the acquisition of WOT and a 50% interest in Glass Mountain from SemGroup.
Long-term Debt
At June 30, 2016, we had $400 million and $350 million of senior unsecured notes outstanding which become due in 2022 and 2023, respectively, and $41.0 million outstanding borrowings on our $585 million revolving credit facility, which expires in 2018. At June 30, 2016, our available borrowing capacity on our revolving credit facility was $506.3 million, which includes the impact of $37.7 million of outstanding letters of credit which reduce the capacity available for borrowings.

Shelf Registration Statement
We have an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests in us having an aggregate offering price of up to $150 million. We are able to make sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales may be made pursuant to a sales agency financing agreement between us and certain underwriters or agents who may act as sales agents or purchase for their own accounts as principals. To date, no such sales have been made.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $65.3 million and $36.6 million at June 30, 2016 and December 31, 2015, respectively. The increase in working capital at June 30, 2016 as compared to December 31, 2015 is primarily due to the timing of purchases and sales and fluctuations in commodity pricing.
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

During the six months ended June 30, 2016, we invested $20.4 million (cash basis) on capital projects and $3.4 million in contributions to equity method investments. Projected capital expenditures for 2016 include $25 million for expansion projects including contributions to fund growth projects of equity method investees and acquisitions from third parties and $10 million in maintenance projects.
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
Distributions
The table below shows cash distributions declared or paid during 2015 and 2016:

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200

March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 30, 2015	February 2, 2016	February 12, 2016	$0.6600

March 31, 2016	May 3, 2016	May 13, 2016	$0.6600
June 30, 2016	August 2, 2016	August 12, 2016	$0.6600
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

Customer Concentration
Shell Trading (US) Company and BP Oil Supply Company accounted for more than 10% of our total revenue for the three months ended June 30, 2016, at approximately 51% and 14%, respectively. Shell Trading (US) Company and BP Oil Supply Company accounted for more than 10% of our total revenue for the six months ended June 30, 2016, at approximately 53% and 11%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Purchase and Sale Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 7 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby and performance letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for 50- to 70-day periods (with a maximum of a 364-day period) and are terminated upon completion of each transaction. At June 30, 2016 and December 31, 2015, we had outstanding letters of credit of approximately $56.6 million and $78.2 million, respectively.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil futures provided by an independent, third-party broker for the three months and six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015.

Light Sweet Crude Oil Futures ($ per Barrel)
Three months ended June 30, 2016
High	$51.23
Low	$35.70
High/Low Differential	$15.53

Three months ended June 30, 2015
High	$61.43
Low	$49.14
High/Low Differential	$12.29

Six Months Ended June 30, 2016
High	$51.23
Low	$26.21
High/Low Differential	$25.02

Six Months Ended June 30, 2015
High	$61.43
Low	$43.46
High/Low Differential	$17.97

Year Ended December 31, 2015
High	$61.43
Low	$34.73
High/Low Differential	$26.70
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
Based on our open derivative contracts at June 30, 2016, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as of June 30, 2016, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	942 short	$(268)	$(4,553)	$4,553	Various through December 2016
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
We recorded interest expense related to our revolving credit facility of $1.6 million during the three months ended June 30, 2016, including letters of credit and amortization of debt issuance cost. An increase in interest rates of 1% for the three months ended June 30, 2016, would have increased our interest expense by $60.3 thousand. We recorded interest expense related to our revolving credit facility of $3.1 million during the six months ended June 30, 2016, including letters of credit and amortization of debt issuance cost. An increase in interest rates of 1% for the six months ended June 30, 2016, would have increased our interest expense by $98.6 thousand.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of June 30, 2016. This conclusion is based on an evaluation conducted under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of our general partner along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 includes certain risk factors involving us.  Except as set forth below, those risk factors have not materially changed:
Our pending transaction with SemGroup may not close when expected, or at all.
The consummation of our merger with SemGroup is subject to the approval of the issuance of shares of SemGroup’s Class A common stock pursuant to the merger agreement by SemGroup’s stockholders and the satisfaction of other customary closing conditions. If these conditions to closing are not satisfied or waived, if waivable, the merger with SemGroup will not be consummated. Further, the consummation of the merger requires a waiver or amendment of certain provisions of SemGroup’s credit agreement and our credit agreement. Although we expect to amend and consolidate the credit agreements to permit the merger, if the lenders do not consent and we cannot refinance the credit agreements, then the merger cannot be consummated. Additionally, there is no assurance that we will complete the merger in the time frame that we anticipate or under the terms set forth in the merger agreement, or at all.
If our pending transaction with SemGroup is consummated, the benefits we expect may not be realized.
Our assessments and expectations regarding the anticipated benefits of the merger may prove to be incorrect. Accordingly, there can be no assurance that the anticipated benefits of our merger with SemGroup will be realized.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common units by us during the quarter ended June 30, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	121	$11.32	—	—
May 1, 2016 - May 31, 2016	—	—	—	—
June 1, 2016 - June 30, 2016	—	—	—	—
Total	121	$11.32	—	—

(1)	Represents shares of common units withheld from certain of our employees for payment of taxes associated with the vesting of restricted unit awards.
(2)	The price paid per common unit represents the closing price as posted on the New York Stock Exchange on the day that the units vested.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P., and Rose Rock Midstream GP, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K dated May 30, 2016, filed May 31, 2016 and incorporated herein by reference).

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

Date: August 5, 2016	ROSE ROCK MIDSTREAM, L.P.

	By:	Rose Rock Midstream GP, LLC, its general partner

/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P., and Rose Rock Midstream GP, LLC (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K dated May 30, 2016, filed May 31, 2016 and incorporated herein by reference).

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