Form 10-Q/A
period 2016-06-30
Rose Rock Midstream, L.P.
filed 2016-08-05
CIK 1527622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 ("Amendment No. 1") to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission (the "SEC") on August 5, 2016 (the "Original Form 10-Q" and, as amended by Amendment No. 1, the “Form 10-Q”), is being filed for the purpose of updating Exhibit 31.1. The originally filed Exhibit 31.1 included a clerical error incorrectly identifying the filing entity.

Except as expressly noted above, this Amendment No. 1 speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

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